Form 10KSB
period 1999-12-31
GALLAGHER RESEARCH CORP
filed 2000-03-07
CIK 1097452

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 1999                     Commission File No. 0-28073

                         GALLAGHER RESEARCH CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                       84-0920934
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      12373 East Cornell Avenue
       Aurora, Colorado 80014                            (303) 337-3384
 ----------------------------------------             --------------------------
(Address of Principal's Executive Offices)           (Registrant's Telephone No.
                                                           incl. area code)

Securities registered pursuant to
   Section 12(b) of the Act:                      NONE

Securities registered pursuant to
   Section 12(g) of the Act:                      Common stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

     Yes    X    No
         -------    -------

     Indicate by check mark if no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Yes    X    No
         -------    -------

     The registrant's revenues for its most recent fiscal year were $-0-.

     The aggregate market value of the 831,328 shares of common stock of the registrant held by non-affiliates on December 31, 1999, was not determinable.

     At February 18, 2000, a total of 4,768,000 shares of common stock were outstanding.

================================================================================

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Description of Business......................................      3

Item 2.  Description of Property......................................     12

Item 3.  Legal Proceedings............................................     12

Item 4.  Submission of Matters to a Vote of Security Holders..........     12

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters ........................................     12

Item 6.  Management's Discussion and Analysis or Plan of Operation....     13

Item 7.  Financial Statements.........................................     16

Item 8.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure......................     16

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act..     16

Item 10. Executive Compensation.......................................     18

Item 11. Security Ownership of Certain Beneficial
          Owners and Management.......................................     19

Item 12. Certain Relationships and Related Transactions...............     20

Item 13. Exhibits and Reports on Form 8-K.............................     21

         Index to Financial Statements................................     22

         Financial Statements.........................................    F-1

         Signatures...................................................     23

                           FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements and information relating to Gallagher Research Corporation ("GRC" or "Company") that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to GRC or its management, are intended to identify forward-looking statements. These statements reflect management's current view of GRC concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; a general lack of interest for any reason in going public by means of transactions involving public blank check companies; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that GRC, with only very limited assets, and that for GRC to succeed requires that it either originate a successful business (for which it lacks the funds) or acquire a successful business. GRC's realization of its business aims as stated herein will depend in the near future principally on the successful completion of its acquisition of a business, as discussed below.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS.

BACKGROUND

     Gallagher Research Corporation was incorporated on April 2, 1999, for the purpose of entering into a merger with and reincorporating its predecessor, Gallagher Research and Development Company ("Gallagher Colorado"), a Colorado corporation organized on July 27, 1983 under the name Gallagher Research and Development Company, Inc. On December 10, 1997, Gallagher Colorado changed its name to Gallagher Research and Development Company, dropping the "Inc." from the name. Effective April 6, 1999 Gallagher Colorado was merged with and into GRC in a statutory merger (the "Reincorporation Merger"). At the effective time of the Reincorporation Merger, each share of Gallagher Colorado's common stock issued and outstanding immediately prior to the Merger was as result of the Merger changed into one (1) share of GRC's common stock. Because the Reincorporation Merger was consummated for the sole purpose of changing Gallagher Colorado's domicile from Colorado to Nevada, management believes that it did not constitute a "sale" within the meaning of Section 5 of the Securities Act of 1933, as amended. The Reincorporation Merger was effected due to management's belief that Nevada law is more advantageous to a corporation than Colorado law. There was no change of control or ownership or control in relation to the Reincorporation Merger.

     On January 21, 1998, MNS Eagle Equity Group V, Inc. ("MNS"), a Nevada corporation, was merged with and into Gallagher Colorado (the "1998 Merger"), and the 682,500 issued and outstanding common shares of MNS were on the effective date of the 1998 Merger converted into 273,000 fully paid and nonassessable shares of Gallagher Colorado's $.0001 par value common stock.

     On June 8, 1998, Gallagher Colorado transferred its assets to GRDC, Inc., a Colorado corporation wholly owned by Gallagher Colorado, pursuant to an Assignment and Indemnity Agreement of the same date. Under that agreement, GRDC assumed all liabilities of Gallagher Colorado and also agreed to indemnify Gallagher Colorado from and against all such liabilities. Pursuant to an October 9, 1998 Stock Exchange Agreement among Gallagher Colorado, GRDC, Inc. and certain shareholders of Gallagher Colorado (the "Shareholders"), the

Shareholders transferred to Gallagher Colorado a total of 1,175,000 of the 1,200,000 shares of Gallagher Colorado owned by them in exchange for all the issued and outstanding shares of GRDC. On October 28, 1998 Gallagher Colorado's shareholders approved the consummation of the Stock Exchange Agreement at a special shareholders' meeting.

     Gallagher Colorado prior to the October 1998 Stock Exchange Agreement, was an independent oil and gas service firm that provided geological, geophysical and geochemical consulting services. Gallagher Colorado has performed consulting projects in every major producing area within the United States and most of Canada. Gallagher Colorado has also completed projects in Australia and Pakistan. The principal reason Gallagher Colorado entered into a merger with MNS was to allow Gallagher Colorado to become publicly held and thus have the ability to raise capital and create liquidity in its common stock. Due to the volatility of the stock markets, Gallagher Colorado was not able to raise capital as a public company. Because of its long operating history prior to the Reincorporation Merger, GRC is out of the development stage.

     On October 30, 1998, Gallagher Colorado determined upon a new business plan to either acquire a small to medium-size business (or its assets) actively engaged in a business generating revenues or having immediate prospects of generating revenues, or to originate a business.

     GRC owns no real estate and has had no full time employees since October 30, 1998. GRC has not had any operations since October 30, 1998 and will not have any operations of its own unless and until it engages in one or more of the activities described below under this ITEM 1. GRC is a "blank check" company which intends to enter into a business combination with one or more as yet unidentified privately held businesses.

     Effective April 16, 1999, GRC forward-split its common stock outstanding sixteen to one (16:1). There are now 4,768,000 common shares of GRC outstanding.

EXCHANGE ACT REGISTRATION

     GRC has voluntarily filed a registration statement on Form 10-SB with the Securities and Exchange Commission ("SEC" or "Commission") in order to register GRC's common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). GRC is required to file quarterly, annual and other reports and other information with the SEC as required by the Exchange Act. If GRC's duty to file reports under the Exchange Act is suspended, GRC intends to nonetheless continue filing reports on a voluntary basis if it is able to do so.

PROPOSED BUSINESS

     GRC intends to enter into a business combination with one or more as yet unidentified privately held businesses. Management believes that GRC will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with GRC, without offering their own securities to the public. GRC will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. GRC has not entered into any agreement, arrangement or understanding of any kind with any person regarding a business combination.

     Depending upon the nature of the transaction, the current officers and directors of GRC probably will resign their directorship and officer positions with GRC in connection with GRC's consummation of a business combination. See

"Form of Acquisition" below. GRC's current management will not have any control over the conduct of GRC's business following GRC's completion of a business combination.

     It is anticipated that business opportunities will come to GRC's attention from various sources, including its management, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. GRC has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder of or as a business consultant in regard to any business opportunities for GRC. There are no plans to use advertisements, notices or any general solicitation in the search for combination candidates.

     PRE-COMBINATION ACTIVITIES. GRC is a "blank check" company, defined as an inactive, publicly quoted company with nominal assets and liabilities. With these characteristics, management believes that GRC will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with GRC, without offering their own securities to the public. The term "business combination" (or "combination") means the result of
(i) a statutory merger of a combination candidate into or its consolidation with GRC or a wholly owned subsidiary of GRC formed for the purpose of the merger or consolidation, (ii) the exchange of securities of GRC for the assets or outstanding equity securities of a privately held business, or (iii) the sale of securities by GRC for cash or other value to a business entity or individual, and similar transactions.

     A combination may be structured in one of the foregoing ways or in any other form which will result in the combined entity being a publicly held corporation. It is unlikely that any proposed combination will be submitted for the approval of GRC's shareholders prior to consummation. Pending negotiation and consummation of a combination, GRC anticipates that it will have no business activities or sources of revenues and will incur no significant expenses or liabilities other than expenses related to ongoing filings required by the Exchange Act, or related to the negotiation and consummation of a combination.

     GRC anticipates that the business opportunities presented to it will (1) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (2) be experiencing financial or operating difficulties; (3) be in need of funds to develop a new product or service or to expand into a new market; (4) be relying upon an untested product or marketing concept; or (5) have a combination of the foregoing characteristics. Given the above factors, it should be expected that any acquisition candidate may have a history of losses or low profitability.

     GRC will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of GRC will seek combination candidates in the United States and other countries, as available time permits, through existing associations and by word of mouth.

     GRC has not entered into any agreement or understanding of any kind with any person regarding a business combination. There is no assurance that GRC will be successful in locating a suitable combination candidate or in concluding a business combination on terms acceptable to GRC. GRC's Board of Directors has not established a time limitation by which it must consummate a suitable combination; however, if GRC is unable to consummate a suitable combination within a reasonable period, such period to be determined at the discretion of GRC's Board of Directors, the Board of Directors will probably recommend its liquidation and dissolution. It is anticipated that GRC will not be able to diversify, but will essentially be limited to one such venture because of GRC's lack of capital. This lack of diversification will not permit GRC to offset potential losses from one acquisition against profits from another, and should be considered an adverse factor affecting any decision to purchase GRC's securities.

     GRC's board of directors has the authority and discretion to complete certain combinations without submitting them to the stockholders for their prior approval. GRC's shareholders should not anticipate that they will have any meaningful opportunity to consider or vote upon any candidate selected by GRC management for acquisition. Generally, the prior approval of GRC's shareholders will be required for any statutory merger of GRC with or into another company, but shareholder approval will not be required if the following requirements are met: (1) GRC's articles of incorporation will not change as a result of the merger; (2) following the merger, each person who was a GRC shareholder immediately prior to the merger will on the effective date of the merger continue to hold the same number of shares, with identical designations, preferences, limitations and relative rights; and (3) the number of GRC voting and participating shares which are outstanding prior to the merger is not increased more than 20% as a result of the merger, giving effect to the conversion of convertible securities and the exercise of warrants, options and other rights issued in the merger. It is likely, however, in management's opinion that any combination entered into by GRC that takes the form of a merger will result in the issuance of additional shares exceeding the 20% limitation. Shareholder approval also will not be required as to any "short-form merger," meaning the merger into GRC of a company in which GRC already owns 90% or more of the equity securities. Moreover, in the event that a business combination occurs in the form of a stock-for-stock exchange or the issuance of stock to purchase assets, the approval of GRC's shareholders will not be required by law so long as it is GRC that acquires the shares or assets of the other company.

     However, it is anticipated that GRC's shareholders will, prior to completion of any combination, be given information about the candidate company's business, financial condition, management and other information required by ITEMs 6(a), (d), (e), 7 and 8 of Schedule 14A of Regulation 14A under the Exchange Act, which is substantially the same information as required in a proxy statement.

     COMBINATION SUITABILITY STANDARDS. The analysis of candidate companies will be undertaken by or under the supervision of GRC's President, who is not a professional business analyst. See "MANAGEMENT" below.

     To a large extent, a decision to participate in a specific combination may be made upon management's analysis of the quality of the candidate company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the candidate will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to objectively quantify or analyze. In many instances, it is anticipated that the historical operations of a specific candidate may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. GRC will be dependent upon the owners and management of a candidate to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because GRC may participate in a business combination with a newly organized candidate or with a candidate which is entering a new phase of growth, it should be emphasized that GRC will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for the candidate's products or services will likely not be established, and the candidate may not be profitable when acquired.

     Otherwise, GRC anticipates that it may consider, among other things, the following factors:

     1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     2. GRC's perception of how any particular candidate will be received by the investment community and by GRC's stockholders;

     3. Whether, following the business combination, the financial condition of the candidate would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of GRC to qualify for listing on an exchange or on NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of the federal "penny stock" rules adopted by the SEC.

     4. Capital requirements and anticipated availability of required funds, to be provided by GRC or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     5.   The extent to which the candidate can be advanced;

     6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

     8. The cost of participation by GRC as compared to the perceived tangible and intangible values and potential; and

     9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

     No one of the factors described above will be controlling in the selection of a candidate. Potentially available candidates may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. It should be recognized that, because of GRC's limited capital available for investigation and management's limited experience in business analysis, GRC may not discover or adequately evaluate adverse facts about the opportunity to be acquired. GRC cannot predict when it may participate in a business combination. It expects, however, that the analysis of specific proposals and the selection of a candidate may take several months or more.

     Management believes that various types of potential merger or acquisition candidates might find a business combination with GRC to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with GRC to be an attractive alternative.

     Prior to consummation of any combination (other than a mere sale by GRC insiders of a controlling interest in GRC's common stock) GRC intends to require that the combination candidate provide GRC the financial statements required by
ITEM 310 of Regulation S-B, including at the least an audited balance sheet as of the most recent fiscal year end and statements of operations, changes in stockholders' equity and cash flows for the two most recent fiscal years, audited by certified public accountants acceptable to GRC's management, and the necessary unaudited interim financial statements. Such financial statements must be adequate to satisfy GRC's reporting obligations under Section 15(d) or 13 of the Exchange Act. If the required audited financial statements are not available at the time of closing, GRC management must reasonably believe that the audit can be obtained in less than 60 days. This requirement to provide audited financial statements may significantly narrow the pool of potential combination candidates available, since most private companies are not already audited. Some private companies will either not be able to obtain an audit or will find the audit process too expensive. In addition, some private companies on closer examination may find the entire process of being a reporting company after a combination with GRC too burdensome and expensive in light of the perceived potential benefits from a combination.

     FORM OF ACQUISITION. It is impossible to predict the manner in which GRC may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of GRC and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of GRC and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. GRC may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of GRC with other corporations or forms of business organization, and although it is likely, there is no assurance that GRC would be the surviving entity. In addition, the present management and stockholders of GRC most likely will not have control of a majority of the voting shares of GRC following a reorganization transaction. As part of such a transaction, GRC's existing directors may resign and new directors may be appointed without any vote or opportunity for approval by GRC's shareholders.

     It is likely that GRC will acquire its participation in a business opportunity through the issuance of common stock or other securities of GRC. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, GRC's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of GRC prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in GRC by the current officers, directors and principal shareholders.

     It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, GRC may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in GRC's securities may have a depressive effect upon such market.

     GRC will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

     As a general matter, GRC anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither GRC nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of GRC to pay until an indeterminate future time may make it impossible to procure goods and services.

     POST-COMBINATION ACTIVITIES. Management anticipates that, following consummation of a combination, control of GRC will change as a result of the issuance of additional common stock to the shareholders of the business acquired in the combination. Once ownership control has changed, it is likely that the new controlling shareholders will call a meeting for the purpose of replacing the incumbent directors of GRC with candidates of their own, and that the new directors will then replace the incumbent officers with their own nominees. Rule 14f-1 under the Exchange Act requires that, if in connection with a business combination or sale of control of GRC there should arise any arrangement or understanding for a change in a majority of GRC's directors and the change in the board of directors is not approved in advance by GRC's shareholders at a shareholder meeting, then none of the new directors may take office until at least ten (10) days after an information statement has been filed with the Securities and Exchange Commission and sent to GRC's shareholders. The information statement furnished must as a practical matter include the information required by ITEMs 6(a), (d) and (e), 7 and 8 of Schedule 14A of Regulation 14A in a proxy statement.

     Following consummation of a combination, management anticipates that GRC will file a current report on Form 8-K with the Commission which discloses among other things the date and manner of the combination, material terms of the definitive agreement, the assets and consideration involved, the identity of the person or persons from whom the assets or other property was acquired, changes in management and biographies of the new directors and executive officers, identity of principal shareholders following the combination, and contains the required financial statements. Such a Form 8-K report also will be required to include all information as to the business acquired called for by ITEM 101 of Regulation S-B.

POTENTIAL BENEFITS to INSIDERS

     In connection with a business combination, it is possible that shares of common stock constituting control of GRC may be purchased from the current principal shareholders ("insiders") of GRC by the acquiring entity or its affiliates. If stock is purchased from the insiders, the transaction is very likely to result in substantial gains to them relative to the price they originally paid for the stock. In GRC's judgment, none of its officers and directors would as a result of such a sale become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. No bylaw or charter provision GRC prevents insiders from negotiating or consummating such a sale of their shares. The sale of a controlling interest by GRC insiders could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares, and it is unlikely that GRC shareholders generally will be given the opportunity to participate in any such sale of shares. Moreover, GRC shareholders probably will not be afforded any opportunity to review or approve any such buyout of shares held by an officer, director or other affiliate, should such a buyout occur.

     GRC may require that a company being acquired repay all advances made to GRC by GRC shareholders and management, at or prior to closing of a combination. Otherwise, there are no conditions that any combination or combination candidate must meet, such as buying stock from GRC insiders or paying compensation to any GRC officer, director or shareholder or their respective affiliates.

POSSIBLE ORIGINATION of a BUSINESS

     The Board of Directors has left open the possibility that, instead of seeking a business combination, GRC may instead raise funding in order to originate an operating business, which may be in any industry or line of business, and could involve GRC's origination of a start-up business, purchase and development of a business already originated by third parties, joint venture of a new or existing business, or take any other lawful form. It is also possible that GRC may engage in one or more combinations, as discussed above, and originate a business in addition. Potential shareholders should consider that management has the widest possible discretion in choosing a business direction for GRC.

     Any funds needed to originate and develop a business would almost certainly be raised from the sale of GRC'S securities, since GRC lacks the creditworthiness to obtain a loan. Management does not believe that the principal shareholders, directors or executive officers of GRC would be willing to guarantee any debt taken on, and obtaining a loan without personal guarantees is unlikely. Capital could possibly be raised from the sale of debt instruments convertible into common stock upon the occurrence of certain defined events, but no such funding has been offered. GRC has no current plans to offer or sell its securities, but would be agreeable do so if a worthy business opportunity presents itself and adequate funding then appears to be available.

USE OF CONSULTANTS and FINDERS

     Although there are no current plans to do so, GRC management might hire and pay an outside consultant to assist in the investigation and selection of candidates, and might pay a finder's fee to a person who introduces a candidate with which GRC completes a combination. Since GRC management has no current plans to use any outside consultants or finders to assist in the investigation and selection of candidates, no policies have been adopted regarding use of consultants or finders, the criteria to be used in selecting such consultants or finders, the services to be provided, the term of service, or the structure or amount of fees that may be paid to them. However, because of the limited resources of GRC, it is likely that any such fee GRC agrees to pay would be paid in stock and not in cash. GRC has had no discussions, and has entered into no arrangements or understandings, with any consultant or finder. GRC's officers and directors have not in the past used any particular consultant or finder on a regular basis and have no plan to either use any consultant or recommend that any particular consultant be engaged by GRC on any basis.

     It is possible that compensation in the form of common stock, options, warrants or other securities of GRC, cash or any combination thereof, may be paid to outside consultants or finders. No securities of GRC will be paid to officers, directors or promoters of GRC nor any of their respective affiliates. Any payments of cash to a consultant or finder would be made by the business acquired or persons affiliated or associated with it, and not by GRC. It is possible that the payment of such compensation may become a factor in any negotiations for GRC's acquisition of a business opportunity. Any such negotiations and compensation may present conflicts of interest between the interests of persons seeking compensation and those of GRC's shareholders, and there is no assurance that any such conflicts will be resolved in favor of GRC's shareholders.

RISK FACTORS

     At this time the shares of GRC are speculative and involve a high degree of risk, for the reasons following. GRC has no operations or revenues, thus there are no financial results upon which anyone may base an assessment of its potential. No combination candidate has been identified for acquisition by management, nor has any determination been made as to any business for GRC to enter, and shareholders will have no meaningful voice in any such determinations. There is no assurance that GRC will be successful in completing a combination or originating a business, nor that GRC will be successful or that its shares will have any value even if a combination is completed or a business originated.

     GRC's officers and directors, who serve only on a part-time basis, have had limited experience in the business activities contemplated by GRC, yet GRC will be solely dependent on them. GRC lacks the funds or other incentive to hire full-time experienced management. Each of GRC's management members has other employment or business interests to which he devotes his primary attention and will continue to do so, devoting time to GRC only on an as-needed basis. Moreover, members of management are involved in other companies also seeking to engage in a combination, and conflicts of interest could arise in the event they come across a desirable combination candidate. No assurance exists that all or any such conflicts will be resolved in favor of GRC.

     After completion of a combination, the current shareholders of GRC may experience severe dilution of their ownership due to the issuance of shares in the combination. Any combination effected by GRC almost certainly will require its existing management and board members to resign, thus shareholders have no way of knowing what persons ultimately will direct GRC and may not have an effective voice in their selection.

STATE SECURITIES LAWS CONSIDERATIONS

     Section 18 of the Securities Act of 1933, as amended in 1996, provides that no law, rule, regulation, order or administrative action of any state may require registration or qualification of securities or securities transactions that involve the sale of a "covered security." The term "covered security" is defined in Section 18 to include among other things transactions by "any person not an issuer, underwriter or dealer," (in other words, secondary transactions in securities already outstanding) that are exempted from registration by
Section 4(1) of the Securities Act of 1933, provided the issuer of the security is a "reporting company," meaning that it files reports with the SEC pursuant to
Section 13 or 15(d) of the Exchange Act.

     Section 18 as amended preserves the authority of the states to require certain limited notice filings by issuers and to collect fees as to certain categories of covered securities, specifically including Section 4(1) secondary transactions in the securities of reporting companies. Section 18 expressly provides, however, that a state may not "directly or indirectly prohibit, limit, or impose conditions based on the merits of such offering or issuer, upon the offer or sale of any (covered) security." This provision prohibits states from requiring registration or qualification of securities of an Exchange Act reporting company which is current in its filings with the SEC.

     The states generally are free to enact legislation or adopt rules that prohibit secondary trading in the securities of "blank check" companies like GRC. Section 18, however, of the Act preempts state law as to covered securities of reporting companies. Thus, while the states may require certain limited notice filings and payment of filing fees by GRC as a precondition to secondary trading of its shares in those states, they cannot, so long as GRC is a reporting issuer, prohibit, limit or condition trading in GRC's securities based on the fact that GRC is or ever was a blank check company. GRC will comply with such state limited notice filings as may be necessary in regard to secondary trading. At this time, GRC's stock is not actively traded in any market, and an active market in its common stock is not expected to arise, if ever, until after completion of a business combination.

NO INVESTMENT COMPANY ACT REGULATION

     Prior to completing a combination, GRC will not engage in the business of investing or reinvesting in, or owning, holding or trading in securities, or otherwise engaging in activities which would cause it to be classified as an "investment company" under the 1940 Act. To avoid becoming an investment company, not more than 40% of the value of GRC's assets (excluding government securities and cash and cash equivalents) may consist of "investment securities," which is defined to include all securities other than U.S. government securities and securities of majority-owned subsidiaries. Because GRC will not own less than a majority of any assets or business acquired, it will not be regulated as an investment company. GRC will not pursue any combination unless it will result in GRC owning at least a majority interest in the business acquired.

COMPETITION

     GRC will be in direct competition with many entities in its efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those which GRC, with its limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than GRC's Management. Moreover, GRC also will be competing with numerous other blank check companies for such opportunities.

EMPLOYEES

     GRC has no full-time employees, and its only employees currently are its officers. It is not expected that GRC will have additional full-time or other employees except as a result of completing a combination.

Item 2. DESCRIPTION OF PROPERTY.

     GRC neither owns nor leases any real estate or other properties. GRC's offices are located in the offices of its President, Mr. Stephen M. Siedow, which are provided at no charge. This arrangement will continue until GRC raises funding to originate a business or completes an acquisition of an operating business, in which latter event the offices of GRC undoubtedly will be the same as those of the acquired company.

Item 3. LEGAL PROCEEDINGS.

     There are no legal proceedings which are pending or have been threatened against GRC or any officer, director or control person of which management is aware.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote or for the written consent of security shareholders for the year ended December 31, 1999, and no meeting of shareholders was held.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

PRICE RANGE of the COMMON STOCK

     The common stock of GRC is the subject of an unpriced quotation (meaning that is quoted "name only" without bid or asked prices posted) on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. The common stock has not traded to management's knowledge, and any trading in the common stock would occur in the over-the-counter market. No active trading market is expected to arise (if one ever arises), unless and until GRC successfully completes a business combination. No shareholder has entered into a lock-up or similar agreement as to his common shares.

DIVIDENDS

     GRC has not declared or paid any dividends on its common stock to date. Management anticipates that any future earnings will be retained as working capital and used for business purposes. Accordingly, it is unlikely that GRC will declare or pay any such dividends in the foreseeable future.

SHAREHOLDERS

     GRC has approximately 43 shareholders of record. GRC has 4,768,000 common shares issued and outstanding, of which 831,328 shares are unrestricted and not held by affiliates.

PUBLIC MARKET for the COMMON SHARES

     There currently is no public market for GRC's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Unless and until GRC's common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as "penny stocks" under the Exchange Act and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

     For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as GRC's common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in GRC's shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN of OPERATION

     GRC is a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. GRC will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of GRC will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for GRC's shareholders. For further information on GRC's plan of operation and business, see PART I, Item 1 above.

     GRC does not intend to do any product research or development. GRC does not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, GRC does not expect to add additional employees or any full-time employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

RESULTS of OPERATIONS

     Prior to the October 1998 Stock Exchange Agreement, GRC was an independent oil and gas service firm that provided geological, geophysical and geochemical consulting services. Effective October 30, 1998, GRC disposed of all of its assets and liabilities and embarked upon the business plan set forth in PART I,
Item 1 above. Since that date, GRC has had no operations, other than searching for a business or assets to acquire, or revenues. GRC anticipates no operations unless and until it completes a business combination as described above.

     Comparison of 1999 to 1998

     For the year ended December 31, 1999, GRC had no revenues and incurred a net loss of $5,155. Revenues for the ten months of 1998, prior to the disposition of GRC's operating business, were $203,419 and GRC incurred a net loss of $1,067 for 1998. Expenses in calendar 1999 related primarily to miscellaneous filing fees and accounting fees. Expenses in 1998 consisted primarily of cost of sales and selling, general and administrative expenses of auto and truck, consulting, depreciation, office costs, professional fees, rent, salaries, and related payroll taxes.

     Comparison of 1998 to 1997

     Revenues for the ten months of 1998, prior to the disposition of GRC's operating business, were $203,419 compared to revenues of $362,863 for calendar 1997. GRC incurred a net loss of $1,067 for 1998, compared to net income of $35,818 for 1997. GRC's cost of sales were $63,565 for 1998 compared to cost of sales of $150,882 for 1997. Selling, general and administrative costs were $140,163 for 1998 compared to $169,657 for 1997. Selling, general and administrative expenses consisted primarily of auto and truck, consulting, depreciation, office costs, professional fees, rent, salaries, and the related payroll taxes.

LIQUIDITY and CAPITAL RESOURCES

     GRC had $-0- cash on hand at December 31, 1999 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, GRC has accumulated a deficit (net loss) of $6,222. GRC has debts totaling $4,910, principally owed to its officers/directors and control shareholders for costs advanced on its behalf.

     GRC has no commitment for any capital expenditure and foresees none. However, GRC will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. GRC's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $10,000 in the fiscal year ending December 31, 2000. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

     GRC's current management and its counsel have informally agreed to continue rendering services to GRC and to not demand payment of sums owed unless and until GRC completes an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of GRC debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to GRC without charge.

     GRC will only be able to pay its future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, GRC is unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. GRC believes that management members or shareholders will loan funds to GRC as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to GRC, however, and it is not certain they will always want or be financially able to do so. GRC shareholders and management members who advance money to GRC to cover operating expenses will expect to be reimbursed, either by GRC or by the company acquired, prior to or at the time of completing a combination. GRC has no intention of borrowing money to reimburse or pay salaries to any GRC officer, director or shareholder or their affiliates. There currently are no plans to sell additional securities of GRC to raise capital, although sales of securities may be necessary to obtain needed funds. GRC's current management and its counsel have agreed to continue their services to GRC and to accrue sums owed them for services and expenses and expect payment reimbursement only.

     Should existing management or shareholders refuse to advance needed funds, however, GRC would be forced to turn to outside parties to either loan money to GRC or buy GRC securities. There is no assurance whatever that GRC will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to GRC, including among others:

     1. failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in GRC's stock and could result in fines and penalties to GRC under the Exchange Act;

     2. curtailing or eliminating GRC's ability to locate and perform suitable investigations of potential acquisitions; or

     3. inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

     GRC hopes to require potential candidate companies to deposit funds with GRC that it can use to defray professional fees and travel, lodging and other due diligence expenses incurred by GRC's management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

YEAR 2000 ISSUES

     GRC has not suffered any Y2K related problems and does not anticipate that it will suffer any losses as a result of Y2K problems. However, if general economic problems resulting from Y2K issues were to be severe and prolonged, demand for blank check companies such as GRC could be reduced or eliminated for an unknown period of time. Because GRC regularly backs up its records and documents maintained on computer, any computer failure should not directly cause GRC more than a modest inconvenience at worst.

Item 7. FINANCIAL STATEMENTS.

     See the index to GRC's financial statements on page 22.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

IDENTIFICATION OF CURRENT DIRECTORS and EXECUTIVE OFFICERS

     The persons who have served as directors and executive officers of GRC since October 30, 1998, their ages and positions held in GRC, are listed below. Each director will serve until the next annual meeting of shareholders, or until their respective successors have been elected and duly qualified. Directors serve one-year terms. Officers hold office at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist or are contemplated. There are no family relationships between any director or executive officer.

      Name                   Age                       Position
      ----                   ---                       --------

  Stephen M. Siedow           49          Chief Executive Officer, President and
                                          Chief Financial Officer

BIOGRAPHICAL INFORMATION

     The following is a brief account of the business experience during at least the past five years of each person who is a director and executive officer at the time of filing this report, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out. None of such persons has ever devoted full time or any significant time to GRC's business. These persons have agreed to devote only such time to GRC's business as seems reasonable and necessary from time to time.

     STEPHEN M. SIEDOW. Mr. Siedow is president and sole shareholder of Stephen
M. Siedow, P.C., a professional accounting firm providing auditing, management consulting, tax services and write-up services to corporations, partnerships and individuals since 1982. Mr. Siedow specializes in public and SEC accounting and has experience in industries including mining (gold and coal), oil and gas, construction, and mergers/acquisitions/liquidations. Prior to that, he was with the audit department of Ernst & Young, Certified Public Accountants in Denver, Colorado, for eight years. Mr. Siedow is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Mr. Siedow also is a director, executive officer and significant shareholder of the following companies, all of which are blank check companies:

     o       ATLAS-REPUBLIC CORPORATION, a Colorado corporation.
     o       EQUICAP, INC., a California corporation.
     o       MNS EAGLE EQUITY GROUP, INC., a Nevada corporation.
     o       MNS EAGLE EQUITY GROUP I, INC., a Nevada corporation.

     o       MNS EAGLE EQUITY GROUP II, INC., a Nevada corporation.
     o       MNS EAGLE EQUITY GROUP III, INC., a Nevada corporation.
     o       MNS EAGLE EQUITY GROUP IV, INC., a Nevada corporation.

POTENTIAL CONFLICTS of INTEREST

     GRC's officers and directors are now and may in the future be affiliated with other blank check companies having a similar business plan to that of GRC ("Affiliated Companies") which may compete directly or indirectly with GRC. GRC has not identified a specific business area, industry or industry segment in which it will seek combination candidates. GRC has made a determination that it will not concentrate its search for combination candidates in any particular business, industry or industry segment, since any such determination is potentially limiting and confers no advantage to GRC or its shareholders. Certain specific conflicts of interest may include those discussed below.

     1. The interests of any Affiliated Companies from time to time may be inconsistent in some respects with the interests of GRC. The nature of these conflicts of interest may vary. There may be circumstances in which an Affiliated Company may take advantage of an opportunity that might be suitable for GRC. Although there can be no assurance that conflicts of interest will not arise or that resolutions of any such conflicts will be made in a manner most favorable to GRC and its shareholders, the officers and directors of GRC have a fiduciary responsibility to GRC and its shareholders and, therefore, must adhere to a standard of good faith and integrity in their dealings with and for GRC and its shareholders.

     2. The officers and directors of GRC serve as officers or directors of one or more Affiliated Companies and may serve as officers and directors of other Affiliated Companies in the future. GRC's officers and directors are required to devote only so much of their time to GRC's affairs as they deem appropriate, in their sole discretion. As a result, GRC's officers and directors may have conflicts of interest in allocating their management time, services, and functions among GRC and any current and future Affiliated Companies which they may serve, as well as any other business ventures in which they are now or may later become involved.

     3. The Affiliated Companies may compete directly or indirectly with that of GRC for the acquisition of available, desirable combination candidates. There may be factors unique to GRC or an Affiliated Company which respectively makes it more or less desirable to a potential combination candidate, such as age of the company, name, capitalization, state of incorporation, contents of the articles of incorporation, etc. However, any such direct conflicts are not expected to be resolved through arm's-length negotiation, but rather in the discretion of management. While any such resolution will be made with due regard to the fiduciary duty owed to GRC and its shareholders, there can be no assurance that all potential conflicts can be resolved in a manner most favorable to GRC as if no conflicts existed. Members of GRC's management who also are members of management of another Affiliated Company will also owe the same fiduciary duty to the shareholders of each other Affiliated Company.

     Should a potential acquisition be equally available to and desirable for both GRC and the Affiliated Companies, no guideline exists for determining which company would make the acquisition. This poses a risk to GRC shareholders that a desirable acquisition available to GRC may be made by an Affiliated Company, whose shareholders would instead reap the rewards of the acquisition. An Affiliated Company's shareholders of course face exactly the same risk. Any persons who are officers and directors of both GRC and an Affiliated Company do not have the sole power (nor the power through stock ownership) to determine which company would acquire a particular acquisition. No time limit exists in which an acquisition may or must be made by GRC, and there is no assurance when
- or if - an acquisition ever will be completed.

     4. Certain conflicts of interest exist and will continue to exist between GRC and its officers and directors due to the fact that each has other employment or business interests to which he devotes his primary attention. Each officer and director is expected to continue to do so in order to make a living, notwithstanding the fact that management time should be devoted to GRC's affairs. GRC has not established policies or procedures for the resolution of current or potential conflicts of interest between GRC and its management.

     As a practical matter, such potential conflicts could be alleviated only if the Affiliated Companies either are not seeking a combination candidate at the same time as GRC, have already identified a combination candidate, are seeking a combination candidate in a specifically identified business area, or are seeking a combination candidate that would not otherwise meet GRC's selection criteria. It is likely, however, that the combination criteria of GRC and any Affiliated Companies will be substantially identical. Ultimately, GRC's shareholders ultimately must rely on the fiduciary responsibility owed to them by GRC's officers and directors.

     There can be no assurance that members of management will resolve all conflicts of interest in GRC's favor. The officers and directors are accountable to GRC and its shareholders as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling GRC's affairs and in their dealings with GRC. Failure by them to conduct GRC's business in its best interests may result in liability to them. The area of fiduciary responsibility is a rapidly developing area of law, and persons who have questions concerning the duties of the officers and directors to GRC should consult their counsel.

EXCLUSION of DIRECTOR LIABILITY

     Pursuant to the General Corporation Law of Nevada, GRC's Certificate of Incorporation excludes personal liability on the part of its directors to GRC for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or for improper payment of dividends. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

SIGNIFICANT EMPLOYEES

     None, other than officers of the Company listed above.

Item 10. EXECUTIVE COMPENSATION.

CASH and OTHER COMPENSATION

     Through October 30, 1998 GRC and its predecessor paid cash and cash equivalent compensation to its executive officers and directors. No executive officer or director received cash or cash equivalent compensation of more than $50,000. Since October 30, 1998 and through the date of this report, GRC has not paid any executive officer or director any cash or cash equivalent compensation. GRC has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. GRC will undoubtedly pay compensation to officers and other employees should it succeed in acquiring a business and funds exist for compensation.

COMPENSATION PURSUANT to PLANS

     Since inception of GRC and its predecessor and through the date of this report, no director or executive officer has received compensation from GRC pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of GRC, although GRC anticipates that it will compensate its officers and directors for services to GRC with stock or options to purchase stock, in lieu of cash.

     GRC currently has in place an employee stock compensation plan and compensatory stock option plan. GRC has no long-term incentive plans, as that term is defined in the rules and regulations of the Securities and Exchange Commission. There are no other compensatory or benefit plans, such as retirement or pension plans, in effect or anticipated to be adopted, although other plans may be adopted by new management following completion of a business combination.

EMPLOYEE STOCK COMPENSATION PLAN

     GRC has adopted the 1997 Employee Stock Compensation Plan of its predecessor for employees, officers, directors of GRC and advisors to GRC (the "ESC Plan"). GRC has reserved a maximum of 1,000,000 common shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of common stock equal to the fair market value of the common stock on the date of the grant and GRC will recognize a compensating deduction for compensation expense at such time. The ESC Plan will be administered by the Board of Directors or a committee of directors. No shares have been awarded or currently are anticipated to be awarded under the ESC Plan.

COMPENSATORY STOCK OPTION PLAN

     GRC has adopted the 1997 Compensatory Stock Option Plan of its predecessor for officers, employees, directors and advisors (the "CSO Plan"). GRC has reserved a maximum of 1,500,000 common shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an "incentive stock option" plan under Section 422 of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. However, optionees will realize income at the time of exercising an option to the extent the market price of the common stock at that time exceeds the option exercise price, and GRC must recognize a compensation expense in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The CSO Plan will be administered by the Board of Directors or a committee of directors. No options have been granted or currently are anticipated to granted under the CSO Plan.

COMPENSATION OF DIRECTORS

     GRC has no standard arrangements in place or currently contemplated to compensate GRC directors for their service as directors or as members of any committee of directors.

EMPLOYMENT CONTRACTS

     No person has entered into any employment or similar contract with GRC. It is not anticipated that GRC will enter into any employment or similar contract unless in conjunction with or following completion of a business combination.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

BENEFICIAL OWNERSHIP

     The following table sets forth, as of the date of this report, the stock ownership of each executive officer and director of GRC, of all executive officers and directors of GRC as a group, and of each person known by GRC to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant or other right to acquire additional securities of GRC, except as may be otherwise noted.

        Name and Address                            Amount & Nature
         of Beneficial                              of Beneficial       Percent
            Owner                                     Ownership         of Class
     -----------------------                      -----------------     --------
     *Stephen M. Siedow                           1,951,456   (1, 3)      40.9%
     12373 E. Cornell Avenue
     Aurora, Colorado 80014

     John D. Brasher Jr.                          1,932,256   (2, 3)      40.5%
     90 Madison Street, Suite 707
     Denver, Colorado 80206

     *All directors & officers                    1,951,456               40.9%
       as a group (1 person)

     1. Mr. Siedow disclaims beneficial ownership of 52,416 shares of common stock owned by his wife, Linda M. Siedow, of 64,000 shares of common stock held by his wife as custodian for his minor children, and of 32,000 shares of common stock held by his daughter.

     2. Mr. Brasher disclaims beneficial ownership of 128,000 shares of common stock owned by his wife, Lisa K. Brasher. Includes 160,000 shares of common stock held by Yakima Corp., a corporation controlled by Mr. Brasher and his wife.

     3. Includes 223,456 shares of common stock held by MNS Eagle Equity Group, Inc., a corporation controlled by Mr. Brasher and Mr. Siedow.

     Despite not having received any compensation and not having otherwise engaged in any transactions involving the acquisition or disposition of assets with GRC, the current officers and directors of GRC may be deemed to be "promoters" and "founders" of GRC.

CHANGES in CONTROL

     A change of control of GRC probably will occur upon consummation of a business combination, which is anticipated to involve significant change in ownership of GRC and in the membership of the board of directors. The extent of any such change of control in ownership or board composition cannot be predicted at this time.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     At December 31, 1999 GRC is indebted to its officers/directors and control shareholders for expenses advanced on behalf of GRC in the amount of $4,910. GRC is not indebted to any former officers, directors, promoters or other control persons. GRC has no understanding with its officers, directors or shareholders, pursuant to which such persons are required to contribute capital to GRC, loan money or otherwise provide funds to GRC, although management expects that one or more of such persons may make funds available to GRC in the event of need to cover operating expenses.

     No officer, director or employee of GRC or its predecessor received a salary of $60,000 or more in 1999 or 1998. There were no transactions, or series of transactions, for the years ended December 31, 1999 or 1998, nor are there any currently proposed transactions, or series of transactions, to which GRC is (or GRC or its predecessor was) a party, in which the amount exceeds $60,000, and in which to the knowledge of GRC any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, GRC will furnish any exhibit indicated in the list below as filed with report upon payment to GRC of its expenses in furnishing the information. Any references to "GRC" mean Gallagher Research Corporation.

     2.1       Articles and Certificate of Merger (with
                Merger Agreement attached therefore as
                Exhibit A), merging Gallagher Colorado a
                Colorado corporation, with and into GRC,
                a Nevada corporation....................................     2

     2.2       Stock Exchange Agreement between Gallagher
                Colorado, GRDC and certain individual shareholders......     2

     2.3       Articles and Certificate of Merger (with Merger
                Agreement attached therefore as Exhibit A),
                merging MNS, a Nevada corporation, with Gallagher
                Colorado, a Colorado corporation........................     2

     3.1       Certificate of Incorporation of GRC as filed
                with the Nevada Secretary of State on April 4,
                1999....................................................     2

     3.2       Bylaws of GRC............................................     2

     4.1       Specimen common stock certificate........................     2

     10.1      1997 Compensatory Stock Option Plan of GRC...............     2

     10.2      1997 Employee Stock Compensation Plan of GRC.............     2

     10.3      Assignment and Indemnity Agreement between
                Gallagher Colorado and GRDC.............................     2

               1 - Filed herewith as an exhibit.

               2 - Incorporated by reference to registration statement on
                   Form 10SB-12G, filed on November 12, 1999, SEC file number 0-28073.

     (b) Reports on Form 8-K. None were filed by GRC during the fourth quarter ended December 31, 1999.

INDEX TO FINANCIAL STATEMENTS.

     Independent Auditor's Report.......................................   F-1

     Balance Sheets as of December 31, 1999 and 1998....................   F-2

     Statements of Operations for the years ended
      December 31, 1999 and 1998........................................   F-3

     Statement of Stockholder's Equity (Deficit) for the
      years ended December 31, 1999 and 1998............................   F-4

     Statements of Cash Flows for years ended
      December 31, 1999 and 1998........................................   F-5

     Notes to Financial Statements......................................   F-6

                           Larry O'Donnell, CPA, P.C.

Telephone (303)745-4545                                    2280 South Xanadu Way
                                                                       Suite 370
                                                         Aurora, Colorado  80014




                          Independent Auditor's Report


Board of Directors and Stockholders
Gallagher Research Corporation

I have audited the accompanying balance sheets of Gallagher Research Corporation as of December 31, 1999 and 1998 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gallagher Research Corporation as of December 31, 1999 and 1998 and the results of its operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Larry O'Donnell, CPA, P.C.

January 10, 2000

                         GALLAGHER RESEARCH CORPORATION
                                 Balance Sheets


                                     ASSETS

                                                               December 31,
                                                             1999         1998
                                                            -------     -------
Current Assets:
    Cash                                                    $  --       $   245
                                                            =======     =======



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
    Due to officers/stockholders                            $ 4,910     $  --
                                                            -------     -------

Stockholders' equity (deficit):
    Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none                          --          --
    Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      4,768,000 and 298,000 shares, respectively                477          30
    Additional paid-in capital                                  835       1,282
    Retained earnings (deficit)                              (6,222)     (1,067)
                                                            -------     -------
        Total stockholders' equity (deficit)                 (4,910)        245
                                                            -------     -------
                                                            $  --       $   245
                                                            =======     =======

    The accompanying notes are an integral part of the financial statements.

                         GALLAGHER RESEARCH CORPORATION
                            Statements of Operations



                                                      Year ended December 31,
                                                      1999              1998
                                                   -----------      -----------
Net sales                                          $      --        $   203,419
Cost of sales                                             --             63,565
                                                   -----------      -----------
   Gross profit                                           --            139,854
Costs and expenses:
   Selling, general and administrative                   5,155          140,163
                                                   -----------      -----------
Loss from operations                                    (5,155)            (309)
Other income (expense):
   Interest                                               --                 10
   Merger related costs                                   --             (1,066)
                                                   -----------      -----------
Loss before income taxes                                (5,155)          (1,365)
Income tax provision (benefit)                            --               (298)
                                                   -----------      -----------
Net loss                                           $    (5,155)     $    (1,067)
                                                   ===========      ===========

Net loss per common share                          $     (.001)     $     (.001)
                                                   ===========      ===========

Weighted average common
 shares outstanding                                  4,768,000        1,049,667
                                                   ===========      ===========

 The accompanying notes are an integral part of the financial statements.

                                            GALLAGHER RESEARCH CORPORATION
                                Statements of Changes in Stockholders' Equity (Deficit)
                                    For the Years Ended December 31, 1999 and 1998



                                                     Common Stock                    Additional           Retained
                                             ------------------------------            Paid-in            Earnings
                                               Shares              Amount              Capital           (Deficit)
                                             ----------          ----------          ----------          ----------

Balances, December 31, 1997                   1,200,000          $      120          $   14,805          $   23,903

   Common stock issued in a merger              273,000                  27                 854                --

   Redemption of common stock                (1,175,000)               (117)            (14,377)            (23,903)

   Net loss                                                                                                  (1,067)
                                             ----------          ----------          ----------          ----------
Balances, December 31, 1998                     298,000                  30               1,282              (1,067)

   Forward stock split of 16 to 1             4,470,000                 447                (447)               --

   Net loss                                                                                                  (5,155)
                                             ----------          ----------          ----------          ----------
Balances, December 31, 1999                   4,768,000          $      477          $      835          $   (6,222)
                                             ==========          ==========          ==========          ==========

                     The accompanying notes are an integral part of the financial statements.





                                       GALLAGHER RESEARCH CORPORATION
                                          Statements of Cash Flows


                                                                        Year ended December 31,
                                                                         1999             1998
                                                                       --------         --------
Cash flows from operating activities:
   Net loss                                                            $ (5,155)        $ (1,067)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Depreciation                                                         --             15,873
      Changes in operating assets and liabilities:
        Accounts receivable                                                --             25,856
        Accrued liabilities                                                --            (12,972)
        Due to officers/stockholders                                      4,910             --
        Income taxes payable                                               --             (1,459)
                                                                       --------         --------
       Net cash provided by (used in) operating activities                 (245)          26,231
                                                                       --------         --------

Cash flows from investing activities:
   Purchases of property and equipment                                     --             (8,599)
   Proceeds from sale of property and equipment                            --             17,037
   Common stock issued in a merger                                         --                881
                                                                       --------         --------
       Net cash provided by investing activities                           --              9,319
                                                                       --------         --------

Cash flows from financing activities:
   Redemption of common stock                                              --            (38,397)
                                                                       --------         --------
       Net cash used in financing activities                               --            (38,397)
                                                                       --------         --------

Net increase (decrease) in cash                                            (245)          (2,847)
Cash at beginning of year                                                   245            3,092
                                                                       --------         --------
Cash at end of year                                                    $   --           $    245
                                                                       ========         ========


Supplemental disclosure of cash flow information:
   Income taxes paid                                                   $   --           $  1,459
                                                                       ========         ========

              The accompanying notes are an integral part of the financial statements.

                                                F-5


                         GALLAGHER RESEARCH CORPORATION
                          Notes to Financial Statements


Note 1 - Summary of Significant Accounting Policies

Description of Business
-----------------------

The financial statements presented are those of Gallagher Research Corporation (the "Company"). The Company was incorporated on July 27, 1983, under the laws of the State of Colorado. The Company was an independent oil and gas service firm that provided geological, geophysical and geochemical consulting services. The Company has performed consulting projects in every major producing area within the United States and most of Canada. It has also completed projects in Australia and Pakistan. In December 1997, the Company filed with the Colorado Secretary of State a Certificate of Amendment and Restatement to the Articles of Incorporation that, among other things, changed the Company's name to Gallagher Research and Development Company from Gallagher Research and Development Company, Inc. On October 28, 1998 a majority of the Company's shareholders approved a change in the state of incorporation from Colorado to Nevada, and a change in the Company's name from Gallagher Research and Development Company to Gallagher Research Corporation.

The Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is computed using accelerated methods over the estimated useful live of the related assets, generally three to five years.

Expenditures for major acquisitions and improvements are capitalized while expenditures for maintenance and repairs are charged to operations. The cost of assets sold or retired and any related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations.

Fair Value of Financial Instruments
-----------------------------------

The fair value of the Company's payable due to officers/stockholders is not practicable to estimate due to the related party nature of the underlying transactions and the indefinite payment terms.

                         GALLAGHER RESEARCH CORPORATION
                          Notes to Financial Statements


Income Taxes
------------

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Revenue Recognition
-------------------

The Company recognizes revenue when services are provided. To the extent that the Company receives payment for services in advance, such prepaid amounts are recorded as deposits until the services are provided.

Loss Per Common Share
---------------------

Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period.

Note 2 - Stockholders' Equity (Deficit)

Common Stock Transactions
-------------------------

On December 10, 1997, the Company's shareholders approved a restructuring of the Company's authorized and outstanding capital through (1) a 1,000 to 1 forward stock split, (2) an increase in the Company's authorized capital stock to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock, (3) a change in par value to $.0001 per share for both the common and preferred stock of the Company, and (4) a change in the name of the Company from Gallagher Research and Development Company, Inc. to Gallagher Research and Development Company. All share and per share amounts have been restated to reflect this restructuring.

On October 28, 1998, a majority of the Company's shareholders approved a change in the state of incorporation from Colorado to Nevada, and a change in the Company's name from Gallagher Research and Development Company to Gallagher Research Corporation.

                         GALLAGHER RESEARCH CORPORATION
                          Notes to Financial Statements


The reincorporation was effected on April 6, 1999 by merging the Company into Gallagher Research Corporation ("Gallagher Nevada"), a wholly owned subsidiary of the Company which was incorporated for the purposes of the reincorporation merger pursuant to an Agreement and Plan of Merger between the Company and Gallagher Nevada.

On April 16, 1999 the Company forward split its common stock 16 to 1. All share and per share amounts for 1999 have been adjusted to reflect this forward stock split.

Dividends will be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Preferred Stock
---------------

No shares of preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by the Board of Directors from time to time.

1997 Stock Option Plan
----------------------

The Company has adopted a stock option plan (the "CSO Plan") which allows for the issuance of options to purchase up to 1,000,000 shares of stock to employees, officers, directors and consultants of the Company. The CSO Plan is not intended to qualify as an "incentive stock option plan" under Section 422 of the Internal Revenue Code. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. The Company will incur compensation expense to the extent that the market value of the stock at date of grant exceeds the amount the grantee is required to pay for the options. No options have been granted under the CSO Plan to date.

1997 Employee Stock Compensation Plan
-------------------------------------

The Company has adopted an employee stock compensation plan (the "ESC Plan") which allows for the issuance of up to 1,500,000 shares of stock to employees, officers, directors and consultants of the Company. The Company will incur compensation expense to the extent the market value of the stock at date of grant exceeds the amount the employee is required to pay for the stock (if any). The ESC Plan will be administered by the Board of Directors or a committee of directors. No stock has been awarded under the ESC Plan to date.

                         GALLAGHER RESEARCH CORPORATION
                          Notes to Financial Statements


Note 3 - Merger with MNS Eagle Equity Group V, Inc.

On December 12, 1997, the Company entered into a Merger Agreement with MNS Eagle Equity Group V, Inc. ("MNS"), a Nevada corporation, pursuant to which MNS would on the effective date of the merger be merged into the Company and disappear. The Merger Agreement provided, among other things, that each of the 682,500 issued and outstanding common shares of MNS would on the effective date of the merger be converted and exchanged for four tenths (.4) of a fully paid and nonassessable share of the Company's $.0001 par value common stock. A total of 273,000 shares of the Company's common stock were issued to the shareholders of MNS as a result of the Merger.

On December 16, 1997, the Company and MNS each held a special shareholders' meeting for the purpose of considering the proposed merger. The shareholders of both companies approved the merger. The Articles of Merger were duly filed with the Colorado Secretary of State on December 30, 1997, and with the Nevada Secretary of State on January 21, 1998, the effective date of the merger.

The issuance of the merger common shares of the Company have not been and will not be registered with the SEC under the Securities Act of 1933, as amended ("Act"). The Company is relying on the exemption from such registration requirements afforded by Rule 504 of Regulation D under the Act, which is available for small offerings of securities (including merger transactions) not exceeding $1,000,000 in value.

Note 4 - Stock Exchange Agreement

Pursuant to an Assignment and Indemnity Agreement dated June 8, 1998, the Company transferred its business and all of its assets to GRDC, Inc. ("GRDC"), its wholly owned subsidiary, which also assumed all liabilities of the Company. The Company owned all 10,000 shares of common stock, no par value, of GRDC, Inc. issued and outstanding. The business of the Company thus has been operated by GRDC since that date.

The principal reason the Company entered into a merger with MNS was to allow the Company to become publicly held and thus have the ability to raise capital and create liquidity in its common stock. Due to the volatility of the stock markets, the Company has not been able to raise capital as a public company. On October 9, 1998 the Company, GRDC, and the shareholders who were the original owners of the Company prior to the Merger (the "Original Shareholders") entered into a Stock Exchange Agreement, whereby the Original Shareholders agreed to exchange 1,175,000 of their 1,200,000 shares of the Company for all the shares of GRDC in order to obtain complete ownership of GRDC and operate it as a privately held company. On October 28, 1998 the Company's shareholders (including the Original Shareholders) approved the consummation of the Stock Exchange Agreement. As a result of cancelling 1,175,000 of the shares currently owned by the Original Shareholders, the rest of the Company's shareholders own a much larger percentage of the Company, since the total outstanding shares of the Company was reduced to 298,000. As of October 30, 1998, the Company essentially became a shell company with a new business plan to either acquire a small to medium-size business (or its assets) actively engaged in a business generating revenues or having immediate prospects of generating revenues, or to originate a business.

                         GALLAGHER RESEARCH CORPORATION
                          Notes to Financial Statements

Note 5 - Income Taxes

The provision (benefit) for income taxes consists of the following:

                                                                 December 31,
                                                            1999             1998
                                                        -----------       -----------
    Current:
       Federal                                          $        --       $      (298)
       State                                                     --                --
                                                         ----------        ----------
                                                        $        --       $      (298)
                                                         ==========        ==========

The provision (benefit) for income taxes differs from an amount computed by applying the statutory income tax rate to pretax income as follows:

    Federal tax provision at statutory rate             $       (773)     $      (205)
    State tax provision, net of federal tax benefit               --              (58)
    Other                                                         --               --
                                                         -----------       ----------
                                                        $       (773)     $      (263)
                                                         ===========       ==========

The Company's deferred tax assets are as follows:

    Net operating loss carryforward                     $      1,036      $       263
    Valuation allowance                                       (1,036)            (263)
                                                         -----------       ----------
                                                        $         --      $        --
                                                         ===========       ==========

At December 31, 1999, the Company has net operating loss carryforwards of $6,520 which may be available to offset future taxable income through 2019.

Note 6 - Major Customers

During the year ended December 31, 1998, one customer accounted for 66.7% of the Company's revenues (See Note 4).

Note 7 - Related Party Transactions

The Company used to rent its office facilities on a month to month basis from a previous officer/significant stockholder. Rental expense was $9,000 for the year ended December 31, 1998 (See Note 4).

The Company is indebted to officers/stockholders for expenses advanced on behalf of the Company in the amount of $4,910 at December 31, 1999. The Company utilizes office space provided by the President of the Company at no charge.

Note 8 - Vehicle Leases

The Company used to lease a vehicle under a noncancellable three-year operating lease that expires in March, 2001. Rental expense plus excessive mileage usage deduction amounted to $8,887 for the year ended December 31, 1998. Future minimum rental payments at December 31, 1998 were zero (See Note 4).

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: February 29, 2000

                                     GALLAGHER RESEARCH CORPORATION

                                 By  /s/  Stephen M. Siedow
                                     -------------------------------------------
                                     Stephen M. Siedow, Chief Executive Officer,
                                     President, and Chief Financial Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Name                          Title                           Date
          ----                          -----                           ----

/s/  Stephen M. Siedow      Sole Director, Chief Executive     February 29, 2000
----------------------      Officer, President, and Chief
     Stephen M. Siedow      Financial Officer