Form 10QSB
period 2000-03-31
GALLAGHER RESEARCH CORP
filed 2000-05-12
CIK 1097452

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended March 31, 2000                Commission File No. 0-28073


                         GALLAGHER RESEARCH CORPORATION
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  NEVADA                                     84-0920934
       -------------------------------                -----------------------
       (State or other jurisdiction of                (I.R.S. Empl. Ident. No.)
       incorporation or organization)


          12373 E. Cornell Avenue
             Aurora, Colorado                                    80014
---------------------------------------                         --------
(Address of Principal Executive Offices)                       (Zip Code)


                                 (303) 337-3384
               --------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                           Yes    X          No
                                -----            -----

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 2000 are as follows:


     Class of Securities                                 Shares Outstanding
-----------------------------                            ------------------
Common Stock, $.001 par value                                4,768,000


================================================================================

                                TABLE OF CONTENTS

                                                                       Page of
                                                                        Report
                                                                        ------

            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets:

            As of March 31, 2000 (Unaudited) and December 31, 2000 .....    3

            Statements of Operations (Unaudited):

            For the three months ended March 31, 2000 and 1999..........    4

            Statements of Cash Flows (Unaudited):

            For the three months ended March 31, 2000 and 1999..........    5

            Notes to Financial Statements (Unaudited) ..................    6

Item 2.     Management's Discussion and Analysis or Plan of Operation ..    7


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K ...........................   11

            Signatures..................................................   11

                         GALLAGHER RESEARCH CORPORATION
                                 Balance Sheets


                                     ASSETS

                                                      March 31,     December 31,
                                                        2000            1999
                                                      ---------     ------------
                                                     (Unaudited)

Total Assets                                          $    --         $    --
                                                      =========       =========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                  $   1,345       $    --
    Due to officers/stockholders                          4,910           4,910
                                                      ---------       ---------
                                                          6,255           4,910
                                                      ---------       ---------

Stockholders' deficit:
    Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none                      --              --
    Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      4,768,000 shares                                      477             477
    Additional paid-in capital                              835             835
    Retained earnings (deficit)                          (7,567)         (6,222)
                                                      ---------       ---------
        Total stockholders' deficit                      (6,255)         (4,910)
                                                      ---------       ---------

                                                      $    --         $    --
                                                      =========       =========



                 The accompanying notes are an integral part of
                           the financial statements.

                         GALLAGHER RESEARCH CORPORATION
                      Statements of Operations (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        2000           1999
                                                    -----------     -----------

Costs and expenses:
   General and administrative, related party        $     1,345     $       245
                                                    -----------     -----------

Net loss                                            $    (1,345)    $      (245)
                                                    ===========     ===========

Loss per common share                               $     (.000)    $     (.000)
                                                    ===========     ===========

Weighted average shares outstanding                   4,768,000       4,768,000
                                                    ===========     ===========


                 The accompanying notes are an integral part of
                            the financial statements.

                         GALLAGHER RESEARCH CORPORATION
                      Statements of Cash Flows (Unaudited)



                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2000        1999
                                                           --------     -------

Cash flows from operating activities:
    Net loss                                               $(1,345)     $  (245)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Changes in assets and liabilities:
       Increase (decrease) in accounts payable               1,345         --
       Increase (decrease) in amounts due
         to officers/stockholders                             --           --
                                                           -------      -------
       Net cash used in operating activities                  --           (245)
                                                           -------      -------

Cash flows from investing activities:
   Organization costs                                         --           --
                                                           -------      -------
       Net cash used in investing activities                  --           --
                                                           -------      -------

Cash flows from financing activities:
   Proceeds from sale of common stock                         --           --
                                                           -------      -------
       Net cash provided by financing activities              --           --
                                                           -------      -------

Net increase (decrease) in cash                               --           (245)
Cash at beginning of year                                     --            245
                                                           -------      -------

Cash at end of period                                      $  --        $  --
                                                           =======      =======


                  The accompanying ntoes are an integral part
                          of the financial statements.

                         GALLAGHER RESEARCH CORPORATION
                    Notes to Financial Statements (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

                           FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements and information relating to Gallagher Research Corporation ("GRC" or "Company") that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to GRC or its management, are intended to identify forward-looking statements. These statements reflect management's current view of GRC concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; a general lack of interest for any reason in going public by means of transactions involving public blank check companies; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that GRC has only very limited assets, and that for GRC to succeed requires that it either originate a successful business (for which it lacks the funds) or acquire a successful business. GRC's realization of its business aims as stated herein will depend in the near future principally on the successful completion of its acquisition of a business, as discussed below.

Item 2. Management's Discussion and Analysis or Plan of Operation.

     BACKGROUND. GRC was incorporated on April 2, 1999, for the purpose of entering into a merger with and reincorporating its predecessor, Gallagher Research and Development Company ("Gallagher Colorado"), a Colorado corporation organized on July 27, 1983 under the name Gallagher Research and Development Company, Inc. On December 10, 1997, Gallagher Colorado changed its name to Gallagher Research and Development Company, dropping the "Inc." from the name. Effective April 6, 1999 Gallagher Colorado was merged with and into GRC in a statutory merger (the "Reincorporation Merger"). At the effective time of the Reincorporation Merger, each share of Gallagher Colorado's common stock issued and outstanding immediately prior to the Merger was as result of the Merger changed into one (1) share of GRC's common stock. Because the Reincorporation Merger was consummated for the sole purpose of changing Gallagher Colorado's domicile from Colorado to Nevada, management believes that it did not constitute a "sale" within the meaning of Section 5 of the Securities Act of 1933, as amended. The Reincorporation Merger was effected due to management's belief that Nevada law is more advantageous to a corporation than Colorado law. There was no change of control or ownership or control in relation to the Reincorporation Merger.

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

     GRC owns no real estate and has had no full time employees since October 30, 1998. GRC has not had any operations since October 30, 1998 and will not have any operations of its own unless and until it engages in one or more of the activities described below. GRC is a "blank check" company which intends to enter into a business combination with one or more as yet unidentified privately held businesses.

     Effective April 16, 1999, GRC forward-split its common stock outstanding sixteen to one (16:1). There are now 4,768,000 common shares of GRC outstanding.

PLAN of OPERATION

     GRC is a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. GRC will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of GRC will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for GRC's shareholders. For further information on GRC's plan of operation and business, please consult GRC's 10KSB available on the EDGAR system of the U.S. Securities and Exchange Commission.

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

     COMPETITION. GRC will be in direct competition with many entities in its efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those which GRC, with its limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than GRC's Management. Moreover, GRC also will be competing with numerous other blank check companies for such opportunities.

     EMPLOYEES. GRC has no full-time employees, and its only employees currently are its officers. It is not expected that GRC will have additional full-time or other employees except as a result of completing a combination.

RESULTS OF OPERATIONS

     FIRST QUARTER 2000 - During the first fiscal quarter ended March 31, 2000, GRC incurred a net loss of $1,345. Expenses in the quarter related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

     FIRST QUARTER 1999 - During the first fiscal quarter ended March 31, 1999, GRC incurred a net loss of $245. Expenses in the quarter related primarily to miscellaneous filing fees. The Company paid no rent or salaries and had no operations during the quarter.

LIQUIDITY and CAPITAL RESOURCES

     GRC had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, GRC has accumulated a deficit (net loss) of $7,567.

     GRC has no commitment for any capital expenditure and foresees none. However, GRC will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. GRC's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $5,000 in the fiscal year ending December 31, 2000. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

     Should existing management or shareholders refuse to advance needed funds, however, GRC would be forced to turn to outside parties to either loan money to GRC or buy GRC securities. There is no assurance whatever that GRC will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to GRC, including among others:

     (1) failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in GRC's stock and could result in fines and penalties to GRC under the Exchange Act;

     (2) curtailing or eliminating GRC's ability to locate and perform suitable investigations of potential acquisitions; or

     (3) inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

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

Item 6.      Exhibits and Reports on Form 8-K.

             (a)      EXHIBITS.  Exhibit 27 - Financial Data Schedule.

             (b)      REPORTS ON FORM 8-K.  None


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  May 8, 2000

                                    GALLAGHER RESEARCH CORPORATION


                                           /s/ Stephen M. Siedow
                                    By..........................................
                                           Stephen M. Siedow, Chief Executive
                                           Officer and Chief Financial Officer