Form 10QSB
period 2000-06-30
GALLAGHER RESEARCH CORP
filed 2000-08-10
CIK 1097452

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended June 30, 2000                  Commission File No. 0-28073


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 2000 are as follows:


     Class of Securities                                 Shares Outstanding
-----------------------------                            ------------------
Common Stock, $.001 par value                                4,768,000


================================================================================

                                TABLE OF CONTENTS

                                                                       Page of
                                                                        Report
                                                                        ------

            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets:

            As of June 30, 2000 (Unaudited) and December 31, 2000 ......    3

            Statements of Operations (Unaudited):

            For the six months ended June 30, 2000 and 1999.............    4

            For the three months ended June 30, 2000 and 1999 ..........    5

            Statements of Cash Flows (Unaudited):

            For the six months ended June 30, 2000 and 1999.............    6

            Notes to Financial Statements (Unaudited) ..................    7

Item 2.     Management's Discussion and Analysis or Plan of Operation ..    8


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K ...........................   12

            Signatures..................................................   12

                         GALLAGHER RESEARCH CORPORATION
                                 Balance Sheets


                                     ASSETS

                                                       June 30,     December 31,
                                                        2000            1999
                                                      ---------     ------------
                                                     (Unaudited)

Total Assets                                          $    --         $    --
                                                      =========       =========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Due to officers/stockholders                      $   6,580       $   4,910
                                                      ---------       ---------

Stockholders' deficit:
    Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none                      --              --
    Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      4,768,000 shares                                      477             477
    Additional paid-in capital                              835             835
    Retained earnings (deficit)                          (7,892)         (6,222)
                                                      ---------       ---------
        Total stockholders' deficit                      (6,580)         (4,910)
                                                      ---------       ---------

                                                      $    --         $    --
                                                      =========       =========



                 The accompanying notes are an integral part of
                           the financial statements.

                         GALLAGHER RESEARCH CORPORATION
                      Statements of Operations (Unaudited)


                                                         Six Months Ended
                                                              June 30,
                                                    ---------------------------
                                                        2000           1999
                                                    -----------     -----------

Costs and expenses:
   General and administrative, related party        $     1,670     $       245
                                                    -----------     -----------

Net loss                                            $    (1,670)    $      (245)
                                                    ===========     ===========

Loss per common share                               $     (.000)    $     (.000)
                                                    ===========     ===========

Weighted average shares outstanding                   4,768,000       4,768,000
                                                    ===========     ===========


                 The accompanying notes are an integral part of
                            the financial statements.

                         GALLAGHER RESEARCH CORPORATION
                      Statements of Operations (Unaudited)


                                                       Three Months Ended
                                                              June 30,
                                                    ---------------------------
                                                        2000           1999
                                                    -----------     -----------

Costs and expenses:
   General and administrative, related party        $       325     $    --
                                                    -----------     -----------

Net loss                                            $      (325)    $    --
                                                    ===========     ===========

Loss per common share                               $     (.000)    $     (.000)
                                                    ===========     ===========

Weighted average shares outstanding                   4,768,000       4,768,000
                                                    ===========     ===========


                 The accompanying notes are an integral part of
                            the financial statements.

                         GALLAGHER RESEARCH CORPORATION
                      Statements of Cash Flows (Unaudited)



                                                             Six Months Ended
                                                                  June 30,
                                                           --------------------
                                                             2000        1999
                                                           --------     -------

Cash flows from operating activities:
    Net loss                                               $(1,670)     $  (245)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Changes in assets and liabilities:
       Increase (decrease) in accounts payable                --           --
       Increase (decrease) in amounts due
         to officers/stockholders                           (1,670)         --
                                                           -------      -------
       Net cash used in operating activities                  --           (245)
                                                           -------      -------

Cash flows from investing activities:
   Organization costs                                         --           --
                                                           -------      -------
       Net cash used in investing activities                  --           --
                                                           -------      -------

Cash flows from financing activities:
   Proceeds from sale of common stock                         --           --
                                                           -------      -------
       Net cash provided by financing activities              --           --
                                                           -------      -------

Net increase (decrease) in cash                               --           (245)
Cash at beginning of year                                     --            245
                                                           -------      -------

Cash at end of period                                      $  --        $  --
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

                           FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements and information relating to Gallagher Research Corporation ("GRC" or "Company") that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to GRC or its management, are intended to identify forward-looking statements. These statements reflect management's current view of GRC concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; a general lack of interest for any reason in going public by means of transactions involving public blank check companies; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks", and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that GRC has only very limited assets, and that for GRC to succeed requires that it either originate a successful business (for which it lacks the funds) or acquire a successful business. GRC's realization of its business aims as stated herein will depend in the near future principally on the successful completion of its acquisition of a business, as discussed below.

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

RESULTS OF OPERATIONS

     SECOND QUARTER 2000 - During the second fiscal quarter ended June 30, 2000, GRC incurred a net loss of $325. Expenses in the quarter related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

     SECOND QUARTER 1999 - During the second fiscal quarter ended June 30, 1999, GRC incurred a net loss of $-0-. The Company paid no rent or salaries and had no operations during the quarter.

LIQUIDITY and CAPITAL RESOURCES

     GRC had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, GRC has accumulated a deficit (net loss) of $7,892.

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


DATED:  August 4, 2000

                                    GALLAGHER RESEARCH CORPORATION


                                           /s/ Stephen M. Siedow
                                    By..........................................
                                           Stephen M. Siedow, Chief Executive
                                           Officer and Chief Financial Officer