Form 10QSB
period 2000-09-30
GALLAGHER RESEARCH CORP
filed 2000-10-12
CIK 1097452

================================================================================


                  U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended September 30, 2000             Commission File No. 0-31091


                                  EQUICAP, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              CALIFORNIA                                    33-0652593
    ------------------------------                    -----------------------
   (State or other jurisdiction of                   (I.R.S. Empl. Ident. No.)
    incorporation or organization)


        12373 E. Cornell Avenue
           Aurora, Colorado                                     80014
 --------------------------------------                        --------
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

                          Yes   X           No
                             -------          -------
The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 2000 are as follows:

         Class of Securities                         Shares Outstanding
     --------------------------                      ------------------
     Common Stock, no par value                            390,100


================================================================================

                                TABLE OF CONTENTS

                                                                        Page of
                                                                        Report
                                                                        ------
            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets:

            As of September 30, 2000 (Unaudited) and December 31, 1999 .... 3

            Statements of Operations (Unaudited):

            For the nine months ended September 30, 2000 and 1999.......... 4

            For the three months ended September 30, 2000 and 1999......... 5

            Statements of Cash Flows (Unaudited):

            For the nine months ended September 30, 2000 and 1999.......... 6

            Notes to Financial Statements (Unaudited) ..................... 7

Item 2.     Management's Discussion and Analysis or Plan of Operation...... 8


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K .............................. 10

            Signatures .................................................... 11

                                  EQUICAP, INC.
                                 Balance Sheets


                                     ASSETS

                                                         Sept. 30,     Dec. 31,
                                                           2000          1999
                                                         ---------    ---------
                                                        (Unaudited)

Total assets                                             $    --      $   --
                                                         =========    =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                     $  17,347    $  15,682
    Franchise taxes                                          2,700        1,600
    Due to officer/stockholder                              31,340        8,931
                                                         ---------    ---------
                                                            51,387       26,213
                                                         ---------    ---------

Stockholders' deficit:
    Preferred stock; no par value; authorized -
      10,000,000 shares; issued - none                        --           --
    Common stock; no par value; authorized -
      100,000,000 shares; issued and outstanding -
      390,100 and 174,732 shares, respectively             167,685      167,685
    Contributed capital                                      6,680        6,680
    Retained earnings (deficit)                           (225,752)    (200,578)
                                                         ---------    ---------
        Total stockholders' deficit                        (51,387)     (26,213)
                                                         ---------    ---------

                                                         $    --      $    --
                                                         =========    =========


    The accompanying notes are an integral part of the financial statements.

                                  EQUICAP, INC.
                      Statements of Operations (Unaudited)


                                                         Nine Months Ended
                                                           September 30,
                                                      ----------------------
                                                         2000        1999
                                                      ---------    ---------

Costs and expenses:
   Amortization                                       $    --      $   1,087
   General and administrative, related party             25,174       10,887
                                                      ---------    ---------

Net loss                                              $ (25,174)   $ (11,974)
                                                      =========    =========

Loss per common share                                 $   (.065)   $   (.069)
                                                      =========    =========

Weighted average shares outstanding                     390,100      174,732
                                                      =========    =========

     The accompanying notes are an integral part of the financial statements.

                                  EQUICAP, INC.
                      Statements of Operations (Unaudited)


                                                        Three Months Ended
                                                           September 30,
                                                      ----------------------
                                                         2000         1999
                                                      ---------    ---------

Costs and expenses:
   Amortization                                       $    --      $    --
   General and administrative, related party              7,389        3,684
                                                      ---------    ---------

Net loss                                              $  (7,389)   $  (3,684)
                                                      =========    =========

Loss per common share                                 $   (.019)   $   (.021)
                                                      =========    =========


Weighted average shares outstanding                     390,100      174,732
                                                      =========    =========

    The accompanying notes are an integral part of the financial statements.

                                  EQUICAP, INC.
                      Statements of Cash Flows (Unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                       -------------------
                                                         2000       1999
                                                       --------   --------

Cash flows from operating activities:
    Net loss                                           $(25,174)  $(11,974)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Amortization                                          --        1,087
     Capital contribution                                  --         --
     Common stock issued for services                      --         --
     Changes in assets and liabilities:
       Increase (decrease) in accounts payable            1,665      2,511
       Increase (decrease) in franchise taxes             1,100        600
       Increase (decrease) in amounts due
         to officer/stockholder                          22,409      7,776
                                                       --------   --------
       Net cash used in operating activities               --         --
                                                       --------   --------

Cash flows from investing activities:
   Organization costs                                      --         --
                                                       --------   --------
       Net cash used in investing activities               --         --
                                                       --------   --------

Cash flows from financing activities:
   Proceeds from sale of common stock                      --         --
                                                       --------   --------
       Net cash provided by financing activities           --         --
                                                       --------   --------

Net increase (decrease) in cash                            --         --
Cash at beginning of year                                  --         --
                                                       --------   --------

Cash at end of period                                  $   --     $   --
                                                       ========   ========



Supplemental disclosure of noncash investing
 and financing activities:
 Common stock issued for services and costs advanced   $   --     $   --
                                                       ========   ========

    The accompanying notes are an integral part of the financial statements.

                                  EQUICAP, INC.
                   Notes to Financial Statements (Unaudited)


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

                           FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements and information relating to Equicap, Inc. ("Equicap" or "Company") that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Equicap or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Equicap concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; a general lack of interest for any reason in going public by means of transactions involving public blank check companies; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that Equicap has only very limited assets, and that for Equicap to succeed requires that it either originate a successful business (for which it lacks the funds) or acquire a successful business. Equicap's realization of its business aims as stated herein will depend in the near future principally on the successful completion of its acquisition of a business, as discussed below.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     BACKGROUND. Equicap was incorporated under the laws of the State of California on March 1, 1995, under the name of VWR Acquisition Company, Inc. ("VWR"); the name was later changed to Equicap, Inc. Equicap is authorized to issue 100,000,000 shares of common stock without par value and 10,000,000 shares of preferred stock without par value. Equicap's business activities prior to July 1996 were that of an investment banking and consulting firm whose business plan was to assist its clients by infusing capital into them and utilizing its experience to assist its client companies in getting their products or services to market and becoming profitable. Equicap thus anticipated "incubating" client companies. Equicap has not had operations since July 1996, has no significant assets and only modest liabilities.

     Equicap owns no real estate and has no full time employees. Equicap has not had any operations since July, 1996 and will not have any operations of its own unless and until it engages in one or more of the activities described below. Equicap is a "blank check" company which intends to enter into a business combination with one or more as yet unidentified privately held businesses.

PLAN of OPERATION

     Equicap is a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. Equicap will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of Equicap will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for Equicap's shareholders. For further information on Equicap's plan of operation and business, please consult Equicap's FORM 10SB-12G available on the EDGAR system of the U.S. Securities and Exchange Commission.

     Equicap does not intend to do any product research or development. Equicap does not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, Equicap does not expect to add additional employees or any full-time employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

     COMPETITION. Equicap will be in direct competition with many entities in its efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those which Equicap, with its limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than Equicap's Management. Moreover, Equicap also will be competing with numerous other blank check companies for such opportunities.

     EMPLOYEES. Equicap has no full-time employees, and its only employees currently are its officers. It is not expected that Equicap will have additional full-time or other employees except as a result of completing a combination.

RESULTS OF OPERATIONS

     THIRD QUARTER 2000 - During the third fiscal quarter ended September 30, 2000, Equicap incurred a net loss of $7,389. Expenses in the quarter related primarily to miscellaneous filing fees, accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations.

     THIRD QUARTER 1999 - During the third fiscal quarter ended September 30, 1999, Equicap incurred a net loss of $3,684. Expenses in the quarter related primarily to accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations during the quarter.

LIQUIDITY and CAPITAL RESOURCES

     Equicap had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Equicap has accumulated a deficit (net loss) of $225,752.

     Equicap has no commitment for any capital expenditure and foresees none. However, Equicap will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Equicap's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $5,000 in the fiscal year ending December 31, 2001. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

     Equicap's current management and its counsel have informally agreed to continue rendering services to Equicap and to not demand payment of sums owed unless and until Equicap completes an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of Equicap's debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to Equicap without charge.

     Equicap will only be able to pay its future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, Equicap is unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. Equicap believes that management members or shareholders will loan funds to Equicap as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to Equicap, however, and it is not certain they will always want or be financially able to do so. Equicap shareholders and management members who advance money to Equicap to cover operating expenses will expect to be reimbursed, either by Equicap or by the company acquired, prior to or at the time of completing a combination. Equicap has no intention of borrowing money to reimburse or pay salaries to any Equicap officer, director or shareholder or their affiliates. There currently are no plans to sell additional securities of Equicap to raise capital, although sales of securities may be necessary to obtain needed funds. Equicap's current management and its counsel have agreed to continue their services to Equicap and to accrue sums owed them for services and expenses and expect payment reimbursement only.

     Should existing management or shareholders refuse to advance needed funds, however, Equicap would be forced to turn to outside parties to either loan money to Equicap or buy Equicap securities. There is no assurance whatever that Equicap will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to Equicap, including among others:

     (1) failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in Equicap's stock and could result in fines and penalties to Equicap under the Exchange Act;

     (2) curtailing or eliminating Equicap's ability to locate and perform suitable investigations of potential acquisitions; or

     (3) inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

     Equicap hopes to require potential candidate companies to deposit funds with Equicap that it can use to defray professional fees and travel, lodging and other due diligence expenses incurred by Equicap's management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

YEAR 2000 ISSUES

     Equicap has not suffered any Y2K related problems and does not anticipate that it will suffer any losses as a result of Y2K problems. However, if general economic problems resulting from Y2K issues were to be severe and prolonged, demand for blank check companies such as Equicap could be reduced or eliminated for an unknown period of time. Because Equicap regularly backs up its records and documents maintained on computer, any computer failure should not directly cause Equicap more than a modest inconvenience at worst.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  EXHIBITS.  Exhibit 27 - Financial Data Schedule.

         (b)  REPORTS ON FORM 8-K.  None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  October 9, 2000

                                            EQUICAP, INC.


                                            By:  /s/  Stephen M. Siedow
                                               --------------------------------
                                                      Stephen M. Siedow, Chief
                                                      Executive Officer and
                                                      Chief Financial Officer