Form 10KSB
period 2000-12-31
GALLAGHER RESEARCH CORP
filed 2001-02-15
CIK 1097452

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2000                     Commission File No. 0-28073

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

     The aggregate market value of the 805,728 shares of common stock of the registrant held by non-affiliates on December 31, 2000, was not determinable.

     At January 31, 2001, a total of 4,768,000 shares of common stock were outstanding.

================================================================================

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Description of Business......................................        3

Item 2.  Description of Property......................................       12

Item 3.  Legal Proceedings............................................       12

Item 4.  Submission of Matters to a Vote of Security Holders..........       12

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................       12

Item 6.  Management's Discussion and Analysis or Plan of Operation....       13

Item 7.  Financial Statements.........................................       16

Item 8.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure......................       16

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act..       16

Item 10. Executive Compensation.......................................       18

Item 11. Security Ownership of Certain Beneficial
          Owners and Management.......................................       19

Item 12. Certain Relationships and Related Transactions...............       20

Item 13. Exhibits and Reports on Form 8-K.............................       21

         Index to Financial Statements................................       22

         Financial Statements.........................................      F-1

         Signatures...................................................       23

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote or for the written consent of security shareholders for the year ended December 31, 2000, and no meeting of shareholders was held.

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


SHAREHOLDERS

     GRC has approximately 40 shareholders of record. GRC has 4,768,000 common shares issued and outstanding, of which 805,728 shares are unrestricted and not held by affiliates.

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

     Comparison of 2000 to 1999

     For the year ended December 31, 2000, GRC had no revenues and incurred a net loss of $2,293. GRC had no revenues and incurred a net loss of $5,155 for 1999. Expenses in calendar 2000 and 1999 related primarily to miscellaneous filing fees and accounting fees.

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

LIQUIDITY and CAPITAL RESOURCES

     GRC had $-0- cash on hand at December 31, 2000 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, GRC has accumulated a deficit (net loss) of $8,515. GRC has debts totaling $7,203, principally owed to its officers/directors and control shareholders for costs advanced on its behalf.

     GRC has no commitment for any capital expenditure and foresees none. However, GRC will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. GRC's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $7,500 in the fiscal year ending December 31, 2001. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

        Name                 Age                      Position
        ----                 ---                      --------

  Stephen M. Siedow          50          Chief Executive Officer, President and
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

Item 10. EXECUTIVE COMPENSATION.

CASH and OTHER COMPENSATION

     For the years ended December 31, 2000 and 1999 and through the date of this report, GRC and its predecessor has not paid any executive officer or director any cash or cash equivalent compensation. GRC has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. GRC will undoubtedly pay compensation to officers and other employees should it succeed in acquiring a business and funds exist for compensation.

COMPENSATION PURSUANT to PLANS

     For the years ended December 31, 2000 and 1999 and through the date of this report, no director or executive officer of GRC or its predecessor has received compensation from GRC pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of

GRC, although GRC anticipates that it will compensate its officers and directors for services to GRC with stock or options to purchase stock, in lieu of cash.

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

EMPLOYEE STOCK COMPENSATION PLAN

     GRC has adopted the 1997 Employee Stock Compensation Plan of its predecessor for employees, officers, directors of GRC and advisors to GRC (the "ESC Plan"). GRC has reserved a maximum of 1,500,000 common shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of common stock equal to the fair market value of the common stock on the date of the grant and GRC will recognize a compensating deduction for compensation expense at such time. The ESC Plan will be administered by the Board of Directors or a committee of directors. No shares have been awarded or currently are anticipated to be awarded under the ESC Plan.

COMPENSATORY STOCK OPTION PLAN

     GRC has adopted the 1997 Compensatory Stock Option Plan of its predecessor for officers, employees, directors and advisors (the "CSO Plan"). GRC has reserved a maximum of 1,000,000 common shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an "incentive stock option" plan under Section 422 of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. However, optionees will realize income at the time of exercising an option to the extent the market price of the common stock at that time exceeds the option exercise price, and GRC must recognize a compensation expense in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The CSO Plan will be administered by the Board of Directors or a committee of directors. No options have been granted or currently are anticipated to granted under the CSO Plan.

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

        Name and Address                     Amount & Nature
         of Beneficial                        of Beneficial           Percent
            Owner                               Ownership             of Class
     -----------------------                 -----------------        --------

     *Stephen M. Siedow                      1,977,056   (1, 3)        41.5%
     12373 E. Cornell Avenue
     Aurora, Colorado 80014

     John D. Brasher Jr.                     1,932,256   (2, 3)        40.5%
     90 Madison Street, Suite 707
     Denver, Colorado 80206

     *All directors & officers               1,977,056                 41.5%
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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     At December 31, 2000 and 1999, GRC was indebted to its officers/directors and control shareholders for expenses advanced on behalf of GRC in the amount of $7,203 and $4,910, respectively. GRC is not indebted to any former officers, directors, promoters or other control persons. GRC has no understanding with its officers, directors or shareholders, pursuant to which such persons are required to contribute capital to GRC, loan money or otherwise provide funds to GRC, although management expects that one or more of such persons may make funds available to GRC in the event of need to cover operating expenses.

     No officer, director or employee of GRC or its predecessor received a salary of $60,000 or more in 2000 or 1999. There were no transactions, or series of transactions, for the years ended December 31, 2000 or 1999, nor are there any currently proposed transactions, or series of transactions, to which GRC is (or GRC or its predecessor was) a party, in which the amount exceeds $60,000, and in which to the knowledge of GRC any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

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

     2.1       Articles and Certificate of Merger (with
                Merger Agreement attached therefore as
                Exhibit A), merging Gallagher Colorado a
                Colorado corporation, with and into GRC,
                a Nevada corporation....................................    2

     2.2       Stock Exchange Agreement between Gallagher
                Colorado, GRDC and certain individual shareholders......    2

     2.3       Articles and Certificate of Merger (with Merger
                Agreement attached therefore as Exhibit A),
                merging MNS, a Nevada corporation, with Gallagher
                Colorado, a Colorado corporation  ......................    2

     3.1       Certificate of Incorporation of GRC as filed
                with the Nevada Secretary of State on April 4,
                1999....................................................    2

     3.2       Bylaws of GRC............................................    2

     4.1       Specimen common stock certificate .......................    2

     10.1      1997 Compensatory Stock Option Plan of GRC...............    2

     10.2      1997 Employee Stock Compensation Plan of GRC.............    2

     10.3      Assignment and Indemnity Agreement between
                Gallagher Colorado and GRDC.............................    2

               1 - Filed herewith as an exhibit.

               2 - Incorporated by reference to registration statement on
                   Form 10SB-12G, filed on November 12, 1999, SEC file number 0-28073.

     (b) Reports on Form 8-K. None were filed by GRC during the fourth quarter ended December 31, 2000.

INDEX TO FINANCIAL STATEMENTS.

        Independent Auditor's Report ....................................   F-1

        Balance Sheets as of December 31, 2000 and 1999 .................   F-2

        Statements of Operations for the years ended
         December 31, 2000 and 1999 .....................................   F-3

        Statement of Stockholder's Deficit for the years ended
          December 31, 2000 and 1999.....................................   F-4

        Statements of Cash Flows for years ended
          December 31, 2000 and 1999 ....................................   F-5

        Notes to Financial Statements....................................   F-6

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




                          Independent Auditor's Report


Board of Directors and Stockholders
Gallagher Research Corporation

I have audited the accompanying balance sheets of Gallagher Research Corporation as of December 31, 2000 and 1999 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gallagher Research Corporation as of December 31, 2000 and 1999 and the results of its operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Larry O'Donnell, CPA, P.C.

January 15, 2001

                         GALLAGHER RESEARCH CORPORATION
                                 Balance Sheets


                                     ASSETS

                                                                 December 31,
                                                               2000       1999
                                                             -------    -------

Total assets                                                 $  --      $  --
                                                             =======    =======


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
    Due to officers/stockholders                             $ 7,203    $ 4,910
                                                             -------    -------
Stockholders' deficit:
    Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none                           --         --
    Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      4,768,000 shares                                           477        477
    Additional paid-in capital                                   835        835
    Retained earnings (deficit)                               (8,515)    (6,222)
                                                             -------    -------
        Total stockholders' deficit                           (7,203)    (4,910)
                                                             -------    -------

                                                             $  --      $  --
                                                             =======    =======


    The accompanying notes are an integral part of the financial statements.

                         GALLAGHER RESEARCH CORPORATION
                            Statements of Operations



                                                    Year ended December 31,

                                                      2000          1999
                                                  -----------    -----------

Costs and expenses:
   General and administrative                     $     2,293    $     5,155
                                                  -----------    -----------

Net loss                                          $    (2,293)   $    (5,155)
                                                  ===========    ===========

Loss per common share                             $     (.001)   $     (.001)
                                                  ===========    ===========

Weighted average common shares outstanding          4,768,000      4,768,000
                                                  ===========    ===========


    The accompanying notes are an integral part of the financial statements.



                                           GALLAGHER RESEARCH CORPORATION
                                   Statements of Changes in Stockholders' Deficit



                                                          Common Stock             Additional          Retained
                                                 ------------------------------      Paid-in           Earnings
                                                     Shares           Amount         Capital           (Deficit)
                                                 ------------      ------------   -------------     --------------

Balances, December 31, 1998                          298,000     $          30    $       1,282     $       (1,067)
   Forward stock split of 16 to 1                  4,470,000               447             (447)              --
   Net loss                                                                                                 (5,155)
                                                 -----------       -----------      -----------       ------------
Balances, December 31, 1999                        4,768,000               477              835             (6,222)
   Net loss                                                                                                 (2,293)
                                                 -----------       -----------      -----------       ------------
Balances, December 31, 2000                        4,768,000     $         477    $         835     $       (8,515)
                                                 ===========      ============     ============      =============


                      The accompanying notes are an integral part of the financial statements.

                                                         F-4

                         GALLAGHER RESEARCH CORPORATION
                            Statements of Cash Flows



                                                         Year ended December 31,
                                                            2000        1999
                                                          -------     -------

Cash flows from operating activities:
   Net loss                                               $(2,293)    $(5,155)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Common stock issued for services                       --          --
      Changes in assets and liabilities:
        Increase (decrease) in amounts
          due to officers/stockholders                      2,293       4,910
                                                          -------     -------
       Net cash used in operating activities                 --          (245)
                                                          -------     -------

Cash flows from investing activities:
   Organization costs                                        --          --
                                                          -------     -------
       Net cash used in investing activities                 --          --
                                                          -------     -------

Cash flows from financing activities:
Proceeds from sale of common stock                           --          --
                                                          -------     -------
       Net cash provided by financing activities             --          --
                                                          -------     -------

Net increase (decrease) in cash                              --          (245)
Cash at beginning of year                                    --           245
                                                          -------     -------
Cash at end of year                                       $  --       $  --
                                                          =======     =======


Supplemental disclosure of noncash investing and
 financing activities:
 Common stock issued for services and costs advanced      $  --       $  --
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

Note 2 - Stockholders' Deficit

Common Stock
------------

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

On April 16, 1999 the Company forward split its common stock 16 to 1. All shares and per share amounts for 1999 have been adjusted to reflect this forward stock split.

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

                         GALLAGHER RESEARCH CORPORATION
                          Notes to Financial Statements


Note 5 - Income Taxes

There is no provision for income taxes since the Company has incurred net operating losses.

Income taxes at the federal statutory rate is reconciled to the Company's actual income taxes as follows:


                                                                 December 31,
                                                             ------------------
                                                               2000       1999
                                                             -------    -------

   Federal income tax benefit at statutory rate (15%)        $  (344)   $  (733)
    State income tax benefit net of federal tax effect          --         --
    Deferred income tax valuation allowance                      344        733
                                                             -------    -------
                                                             $  --      $  --
                                                             =======    =======

The Company's deferred tax assets are as follows:

    Accrued expenses                                         $  --      $  --
    Net operating loss carryforward                            1,380      1,036
    Valuation allowance                                       (1,380)    (1,036)
                                                             -------    -------
                                                             $  --      $  --
                                                             =======    =======

At December 31, 2000, the Company has net operating loss carryforwards of $8,814 which may be available to offset future taxable income through 2020.

Note 6 - Related Party Transactions

The Company is indebted to officers/stockholders for expenses advanced on behalf of the Company, in the amount of $7,203 and $4,910 at December 31, 2000 and 1999. The Company utilizes office space provided by the President of the Company at no charge.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: February 8, 2001

                                GALLAGHER RESEARCH CORPORATION

                           By:  /s/  Stephen M. Siedow
                              --------------------------------------------------
                                     Stephen M. Siedow, Chief Executive Officer,
                                     President, and Chief Financial Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Name                      Title                       Date
              ----                      -----                       ----

  /s/   Stephen M. Siedow    Sole Director, Chief Executive    February 8, 2001
  -----------------------    Officer, President, and Chief
        Stephen M. Siedow    Financial Officer