Form 10QSB
period 2001-03-31
GALLAGHER RESEARCH CORP
filed 2001-04-17
CIK 1097452

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended March 31, 2001                Commission File No. 0-28073


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 2001 are as follows:


     Class of Securities                                 Shares Outstanding
-----------------------------                            ------------------
Common Stock, $.001 par value                                4,768,000


================================================================================

                                TABLE OF CONTENTS

                                                                       Page of
                                                                        Report
                                                                        ------

            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets:

            As of March 31, 2001 (Unaudited) and December 31, 2000 .....    3

            Statements of Operations (Unaudited):

            For the three months ended March 31, 2001 and 2000..........    4

            Statements of Cash Flows (Unaudited):

            For the three months ended March 31, 2001 and 2000..........    5

            Notes to Financial Statements (Unaudited) ..................    6

Item 2.     Management's Discussion and Analysis or Plan of Operation ..    7


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K ...........................    9

            Signatures..................................................   10

                          GALLAGHER RESEARCH CORPORATION
                                 Balance Sheets


                                     ASSETS

                                                      March 31,     December 31,
                                                        2001            2000
                                                      ---------     ------------
                                                     (Unaudited)

Total assets                                          $    --         $    --
                                                      =========       =========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                  $   1,337       $    --
    Due to officers/stockholders                          7,203           7,203
                                                      ---------       ---------
                                                          8,540           7,203
                                                      ---------       ---------

Stockholders' deficit:
    Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none                      --              --
    Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      4,768,000 shares                                      477             477
    Additional paid-in capital                              835             835
    Retained earnings (deficit)                          (9,852)         (8,515)
                                                      ---------       ---------
        Total stockholders' deficit                      (8,540)         (7,203)
                                                      ---------       ---------

                                                      $    --         $    --
                                                      =========       =========


                 The accompanying notes are an integral part of
                           the financial statements.

                         GALLAGHER RESEARCH CORPORATION
                      Statements of Operations (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        2001            2000
                                                    -----------     -----------

Costs and expenses:
   General and administrative                       $     1,337     $     1,345
                                                    -----------     -----------

Net loss                                            $    (1,337)    $    (1,345)
                                                    ===========     ===========

Loss per common share                               $     (.000)    $     (.000)
                                                    ===========     ===========

Weighted average shares outstanding                   4,768,000       4,768,000
                                                    ===========     ===========


                 The accompanying notes are an integral part of
                            the financial statements.

                         GALLAGHER RESEARCH CORPORATION
                      Statements of Cash Flows (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2001        2000
                                                           --------     -------

Cash flows from operating activities:
    Net loss                                               $(1,337)     $(1,345)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Changes in assets and liabilities:
       Increase (decrease) in accounts payable               1,337        1,345
       Increase (decrease) in amounts due
         to officers/stockholders                             --           --
                                                           -------      -------
       Net cash used in operating activities                  --           --
                                                           -------      -------

Cash flows from investing activities:
     Organization costs                                       --           --
                                                           -------      -------
       Net cash used in investing activities                  --           --
                                                           -------      -------

Cash flows from financing activities:
     Proceeds from sale of common stock                       --           --
                                                           -------      -------
       Net cash provided by financing activities              --           --
                                                           -------      -------

Net increase (decrease) in cash                               --           --
Cash at beginning of year                                     --           --
                                                           -------      -------

Cash at end of period                                      $  --        $  --
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

Item 2. Management's Discussion and Analysis or Plan of Operation.

     BACKGROUND. GRC was incorporated on April 2, 1999, for the purpose of entering into a merger with and reincorporating its predecessor, Gallagher Research and Development Company ("Gallagher Colorado"), a Colorado corporation organized on July 27, 1983 under the name Gallagher Research and Development Company, Inc. Prior to the October 1998, Gallagher Colorado was an independent oil and gas service firm that provided geological, geophysical and geochemical consulting services. Gallagher Colorado has performed consulting projects in every major producing area within the United States and most of Canada. Gallagher Colorado has also completed projects in Australia and Pakistan. After October 1998, Gallagher Colorado determined upon a new business plan to either acquire a small to medium-size business (or its assets) actively engaged in a business generating revenues or having immediate prospects of generating revenues, or to originate a business. GRC has no significant assets and only modest liabilities.

     GRC owns no real estate and has had no full time employees. GRC has not had any operations since October 1998 and will not have any operations of its own unless and until it engages in one or more of the activities described below. GRC is a "blank check" company which intends to enter into a business combination with one or more as yet unidentified privately held businesses.

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

RESULTS OF OPERATIONS

     FIRST QUARTER 2001 - During the first fiscal quarter ended March 31, 2001, GRC incurred a net loss of $1,337. Expenses in the quarter related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

     FIRST QUARTER 2000 - During the first fiscal quarter ended March 31, 2000, GRC incurred a net loss of $1,345. Expenses in the quarter related primarily to miscellaneous filing fees. The Company paid no rent or salaries and had no operations during the quarter.

LIQUIDITY and CAPITAL RESOURCES

     GRC had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, GRC has accumulated a deficit (net loss) of $9,852.

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

Item 6.      Exhibits and Reports on Form 8-K.

             (a)      EXHIBITS.  None

             (b)      REPORTS ON FORM 8-K.  None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  April 3, 2001

                                    GALLAGHER RESEARCH CORPORATION


                                           /s/ Stephen M. Siedow
                                    By..........................................
                                           Stephen M. Siedow, Chief Executive
                                           Officer and Chief Financial Officer