Form 10QSB
period 2001-06-30
VIZARIO INC
filed 2001-08-20
CIK 1097452

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

       For the transition period from ________________ to ________________

                         Commission File Number 0-28073

                                  VIZARIO, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

                   Nevada                               84-0920934
                   ------                               ----------
          (State or other jurisdiction                  (IRS Employer
                of incorporation)                     Identification No.)

                    1313 Laurel Street, San Carlos, CA 94070
                    ----------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (650) 596-0101
                                 --------------
               (Registrants telephone number, including area code)

Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section  13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the past 12  months  (or for  such  shorter  period  that  the  registrant  was required  to file such  report(s)  and (2) has been  subject to such filing
requirements for the past 90 days.  YES [X]     NO [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares  outstanding of each of the issuer's  classes of common  stock,  as  of  the  latest  practicable  date:  24,768,000  common shares, par value $.001 per share, outstanding at August 10, 2001.

Transitional Small Business Disclosure Format (Check One) YES ___ NO  X
                                                                     ---

                          VIZARIO, INC. AND SUBSIDIARY
                                      INDEX

                    THE PERIOD FROM JULY 17, 2000 (INCEPTION)
                   THROUGH JUNE 30, 2001 AND THE THREE MONTHS
                       AND SIX MONTHS ENDED JUNE 30, 2001

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

Independent Accountants' Report

Condensed Consolidated Balance Sheet

Condensed Consolidated Statements of Operations

Condensed Consolidated Statement of Shareholders' Deficit

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis

PART II. - OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 2. Changes in Securities and Use of Proceeds

         Item 3. Defaults Upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

Signatures

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Vizario, Inc.

We have reviewed the accompanying  condensed  consolidated balance sheet of
Vizario,  Inc. and subsidiary (a Development  Stage Company) as of June 30,
2001, the related condensed  consolidated  statements of operations for the three-month  and six-month  periods then ended and the period from July 17,
2000  (inception)  through June 30, 2001,  and the  condensed  consolidated statements  of  shareholders'  deficit  and cash  flows for the six  months ended June 30, 2001 and the period from July 17, 2000  (inception)  through
June 30, 2001. These condensed  consolidated  financial  statements are the responsibility of the Company's management.

We conducted our review in accordance  with  standards  established  by the
American  Institute of Certified  Public  Accountants.  A review of interim
financial   information   consists   principally  of  applying   analytical
procedures to financial  data and making  inquiries of persons  responsible for financial and accounting  matters.  It is  substantially  less in scope than an audit  conducted in accordance  with  generally  accepted  auditing standards,  the  objective  of  which  is  the  expression  of  an  opinion regarding the financial  statements  taken as a whole.  Accordingly,  we do not express such an opinion.

Based on our review,  we are not aware of any material  modifications  that should  be  made  to  the  accompanying  condensed  consolidated  financial
statements  for  them  to  be  in  conformity   with   generally   accepted
accounting principles.

/s/ Gelfond Hochstadt Pangburn, P.C.
GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
August 17, 2001

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      Condensed Consolidated Balance Sheet
                                  June 30, 2001
                                   (Unaudited)

                                     Assets
Current assets:
  Cash ........................................................     $     1,499
  Receivable from Imaginon, Inc. ..............................          52,000
  Inventories .................................................           2,174
  Deposit .....................................................           3,500
                                                                    -----------
      Total current assets ....................................          59,173

Technological license rights, net of accumulated
   amortization of $176,016 ...................................       1,701,484
                                                                    -----------

                                                                    $ 1,760,657
                                                                    ===========

                      Liabilities and Shareholders' Deficit

Current liabilities:
  Accounts payable ............................................     $    36,224
  Accrued expenses ............................................           9,703
  Advances payable ............................................         607,000
  Payable to Imaginon, Inc. ...................................         246,378
  License fee payable, Imaginon, Inc. .........................       1,408,125
                                                                    -----------
      Total liabilities (all current) .........................       2,307,430
                                                                    -----------

Commitments

Shareholders' deficit:
  Preferred stock, $0.001 par value; 5,000,000 shares
   authorized; none issued and outstanding ....................            --
  Common stock, $0.001 par value; 50,000,000 shares
   authorized; 24,768,000 shares issued and outstanding .......          24,768
  Capital in excess of par ....................................         (18,768)
  Deficit accumulated during the development stage ............        (552,773)
                                                                    -----------
      Total shareholders' deficit .............................        (546,773)
                                                                    -----------

                                                                    $ 1,760,657
                                                                    ===========

            See notes to condensed consolidated financial statements.

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 Condensed Consolidated Statements of Operations
                 Three Months and Six Months Ended June 30, 2001
       and the Period from July 17, 2000 (inception) through June 30, 2001
                                   (Unaudited)

                                                                            Period from
                                                                           July 17, 2000
                                                                             (inception)
                                        Three months       Six months          through
                                       ended June 30,    ended June 30,       June 30,
                                            2001              2001              2001
                                        ------------      ------------      ------------

Revenues ..........................     $        346      $        426      $        426
Cost of revenues ..................              119               145               145
                                        ------------      ------------      ------------

Gross profit ......................              227               281               281
                                        ------------      ------------      ------------

Operating expenses:
  Research and development ........           73,369            89,869            95,369
  Sales and marketing .............           67,988            77,181            77,181
  General and administrative ......          251,808           274,326           293,829
                                        ------------      ------------      ------------
                                             393,165           441,376           466,379
                                        ------------      ------------      ------------
Loss from operations ..............         (392,938)         (441,095)         (466,098)
                                        ------------      ------------      ------------

Other income (expense):
  Interest income .................              104               104               104
  Interest expense ................          (86,779)          (86,779)          (86,779)
                                        ------------      ------------      ------------
                                             (86,675)          (86,675)          (86,675)
                                        ------------      ------------      ------------

Net loss ..........................     $   (479,613)     $   (527,770)     $   (552,773)
                                        ============      ============      ============

Basic and diluted loss per common
 share ............................     $       (.02)     $       (.03)     $       (.03)
                                        ============      ============      ============

Weighted average shares outstanding       21,938,637        20,974,674        20,506,943
                                        ============      ============      ============

            See notes to condensed consolidated financial statements.

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

           Condensed Consolidated Statements of Shareholders' Deficit
      The Period from July 17, 2000 (inception) through December 31, 2000, and the Six Months Ended June 30, 2001
                                   (Unaudited)

                                                                            Deficit
                                                                          Accumulated
                                                            Capital in     During the
                                    Common Stock              Excess      Development
                                Shares         Amount         of Par         stage          Total
                             ------------     ---------     ---------      ---------      ---------
Issuance of common stock
 to parent .............     20,000,000       $  20,000     $ (14,000)     $     --       $   6,000

Net loss for the period              --            --            --          (25,003)       (25,003)
 ended December 31, 2000
                             ------------     ---------     ---------      ---------      ---------
Balances, December 31,
 2000 ..................     20,000,000          20,000       (14,000)       (25,003)       (19,003)

Issuance of shares in
 conjunction with
 acquisition of Wireless
 Web Data, Inc. ........      4,768,000           4,768        (4,768)          --             --

Net loss ...............             --            --            --         (527,770)      (527,770)
                             ------------     ---------     ---------      ---------      ---------

Balance, June 30, 2001 .     24,768,000       $  24,768     $ (18,768)     $(552,773)     $(546,773)
                             ============     =========     =========      =========      =========

            See notes to condensed consolidated financial statements.

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 Condensed Consolidated Statements of Cash Flows
                         Six Months Ended June 30, 2001
       and the Period from July 17, 2000 (inception) through June 30, 2001
                                   (Unaudited)

                                                                                             Period from
                                                                                              July 17,
                                                                                                2000
                                                                                             (inception)
                                                                            Six months         through
                                                                           ended June 30,      June 30,
                                                                               2001              2001
                                                                            -----------      -----------
Cash flows from operating activities
  Net loss ............................................................     $  (527,770)     $  (552,773)
                                                                            -----------      -----------
  Adjustments to reconcile net loss to net cash used
   in operating activities:
   Amortization of intangible asset ...................................         176,016          176,016
   Amortization of discount on license fees payable ...................          30,625           30,625
   Expenses paid by Imaginon, Inc. on behalf of the
     Company ..........................................................         225,061          250,064
   Changes in operating assets and liabilities:
     Increase in accounts receivable ..................................         (52,000)         (52,000)
     Decrease in inventories ..........................................             140              140
     Increase in deposit ..............................................          (3,500)          (3,500)
     Increase in accounts payable .....................................          36,224           36,224
     Increase in accrued expenses .....................................           9,703            9,703
                                                                            -----------      -----------
      Total adjustments ...............................................         422,269          447,272
                                                                            -----------      -----------
      Net cash used in operating activities ...........................        (105,501)        (105,501)
                                                                            -----------      -----------

Cash flows from financing activities:
  Payments of license fees ............................................        (500,000)        (500,000)
  Proceeds from notes payable and advances ............................         719,000          719,000
  Payments of notes payable and advances ..............................        (112,000)        (112,000)
                                                                            -----------      -----------
      Net cash provided by financing activities .......................         107,000          107,000
                                                                            -----------      -----------

Net increase in cash ..................................................           1,499            1,499

Cash, beginning .......................................................            --               --
                                                                            -----------      -----------

Cash, ending ..........................................................     $     1,499      $     1,499
                                                                            ===========      ===========

Supplemental disclosure of non-cash investing and financing activities:

    Common stock issued to Imaginon, Inc in exchange
       for inventory ..................................................     $     2,315      $     2,315
                                                                            ===========      ===========

    Assignment of technological license rights in
     exchange for license fees payable to Imaginon,
     Inc ..............................................................     $ 1,877,500      $ 1,877,500
                                                                            ===========      ===========

         See notes to condensed consolidated financial statements.

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              Notes to Condensed Consolidated Financial Statements

                         Six Months Ended June 30, 2001
       and the Period from July 17, 2000 (inception) through June 30, 2001
                                   (Unaudited)

1. Interim Financial Statements

The interim financial  statements have been prepared by Vizario,  Inc. (the
"Company",  formerly known as Gallagher Research  Corporation),  and in the
opinion  of  management,   reflect  all  material   adjustments  which  are
necessary   to  present   fairly  the   financial   position,   results  of
operations,  and  cash  flows  of  the  Company  for  the  interim  periods
presented.   Those  adjustments   consist  only  of  normal  and  recurring
adjustments except for those described below.

Certain   information  and  note  disclosures   normally  included  in  the
Company's   annual  financial   statements   prepared  in  accordance  with
generally  accepted  accounting  principles have been condensed or omitted.
The financial  statements  presented are those of the surviving entity from a merger  with  Wireless  Web Data,  Inc.  (Note  2).  It is the  Company's
opinion  that,   when  the  interim   financial   statements  are  read  in
conjunction  with the  December 31, 2000 Annual  Report on Form 10-KSB,  an
Information  Statement  filed on May 10, 2001, and a Form 8-K filed on June
5, 2001,  the Company's  disclosures  are adequate to make the  information presented  not  misleading.  The results of  operations  for the six months ended  June 30,  2001,  are not  necessarily  indicative  of the  operating results to be expected for the full year.

2.   Organization and Merger

On May  24,  2001,  pursuant  to a Stock  Exchange  Agreement  and  Plan of
Reorganization  (the  "Agreement"),  the  Company  completed  a merger with
Wireless Web Data, Inc.  ("WWDI"),  a wholly-owned  subsidiary of Imaginon,
Inc.   ("Imaginon"),   a  publicly-held   Delaware  corporation.   WWDI,  a
development  stage  company,  was formed as a Delaware  corporation on July
17,  2000 by  Imaginon  for  the  purpose  of  continuing  development  and commercialization  of internet and intranet  database  processing  software
for  wireless  applications.   Pursuant  to  the  Agreement,   the  Company
acquired all 6,000,000  shares of the issued and outstanding  capital stock of WWDI in exchange for  20,000,000  shares of the Company's  common stock.
Immediately  following the transaction,  the Company has 24,768,000  shares of issued and  outstanding  common  stock,  and Imaginon  holds  20,000,000 shares,  or  80.7%  of the  issued  and  outstanding  common  stock  of the
Company,  of which 920,000 of the 20,000,000  shares were then subsequently transferred  to officers and  directors of  Imaginon,  reducing  Imaginon's ownership  percentage  to 77%. In May 2001,  the  Company  changed its name to Vizario, Inc.

The Company has recorded the  acquisition  of WWDI as an acquisition of the
Company and a recapitalization  of WWDI, in which historical  shareholders'
deficit  of WWDI prior to the merger  was  retroactively  restated  for the equivalent  number of shares  exchanged in the merger  after giving  effect to any  difference  in the par value of the  Company's  and  WWDI's  common stock,  with an offset  to  additional  paid-in  capital.  The  accumulated deficit of the acquirer (WWDI) is carried forward after the acquisition.

The Company is in the development  stage, and since inception,  has devoted substantially  all of its efforts to product  research and  development and
raising   capital.   The  Company  has  been   economically   dependent  on
Imaginon.  In addition,  the  independent  auditors'  report on  Imaginon's
December 31, 2000 consolidated  financial  statements  includes a paragraph that describes  substantial  doubt about Imaginon's  ability to continue as a going concern.

The accompanying  condensed  consolidated  financial statements include the accounts of  Vizario,  Inc.,  and its wholly  owned  subsidiary,  Gallagher
Research Corporation,  which has no operations.  Intercompany  transactions have been eliminated in consolidation.

3.  Significant Accounting Policies

Use of Estimates

The  preparation  of financial  statements  in  conformity  with  generally accepted  accounting  principles  requires management to make estimates and assumptions  that affect the reported  amount of assets and liabilities and disclosure  of  contingent  assets  and  liabilities  at  the  date  of the financial  statements  and the  reported  amounts of revenues  and expenses during the reporting  periods.  Management  makes these estimates using the best  information  available at the time the estimates  are made;  however, actual results could differ materially from these estimates.

Technological License Rights

Technological  license  rights  (Note 5) are  amortized  on a  straight-line basis over a two-year  period.  Management  assesses the  carrying  value of
the   technological   license  rights  and  other   long-lived   assets  for
impairment  when   circumstances   warrant  such  a  review,   primarily  by
comparing  current and  projected  sales,  operating  income and annual cash flows  on an  undiscounted  basis,  with  the  related  annual  amortization expense.  The Company  recognizes  impairment  losses on  intangible  assets when  undiscounted  cash flows estimated to be generated from the intangible assets are less than the amount of unamortized assets.

Inventories

Inventories  consist of  computer  software  products  and are valued at the estimated  fair  value  of the  inventory  on the date it was  assigned  and transferred  from Imaginon to the Company,  which  approximates the lower of
cost  (first-in,   first-out)  or  market  value.  Inventory  costs  include
product materials.

Revenue Recognition

The  Company  has  adopted  the  American   Institute  of  Certified  Public
Accountants'   Statement  of  Position   ("SOP")  97-2,   Software   Revenue
Recognition,   which   requires   companies  to  defer  revenue  and  profit
recognition  unless four  required  criteria of a sale are met. In addition,
SOP 97-2 requires that revenue  recognized  from  software  arrangements  be allocated to each  element of the  arrangement  based on the  relative  fair
values  of  the   elements   such  as  products,   upgrades,   enhancements,
post-contract customer support, installation, or training.

Research and Development

Research and development costs are expensed as incurred.

Stock-based Compensation

Statement  of  Financial   Accounting   Standard  No.  123,  Accounting  for
Stock-Based  Compensation,  defines a fair-value-based  method of accounting for stock-based  employee  compensation  plans and  transactions in which an entity  issues its equity  instruments  to acquire  goods or  services  from non-employees,  and  encourages  but does not  require  companies  to record compensation  cost  for  stock-based  employee  compensation  plans  at fair value.

The  Company  accounts  for  employee  stock-based  compensation  using  the intrinsic  value method  prescribed in Accounting  Principles  Board Opinion
No.  25,  Accounting  for Stock  Issued  to  Employees  ("APB  No.  25") and
related  interpretations.  Accordingly,  compensation cost for stock options is  measured  as the  excess,  if any,  of the  quoted  market  price of the
Company's  common  stock  at the  date  of the  grant  over  the  amount  an employee must pay to acquire the stock.

Business Risk

The   Company   is   subject   to  risks   and   uncertainties   common   to
technology-based   companies,    including   rapid   technological   change,
dependence on principal  products and  third-party  technology,  new product introductions  and  other  activities  or  competitors,  dependence  on  key personnel, and limited operating history.

4. Notes and Advances Payable

During the three months ended June 30, 2001, the Company  borrowed  $46,000
under  15%,  unsecured  notes  payable,   which  were  repaid,  along  with
interest of $532, by June 30, 2001.

Also during the three  months  ended June 30,  2001,  the Company  received
advances  from  investors  of  $673,000.   These  advances  are  unsecured,
non-interest  bearing and due on demand.  The Company repaid $66,000 during the quarter, leaving a balance of $607,000 as of June 30, 2001.

In July and  August,  2001 the  Company  borrowed  an  additional  $105,000
under  notes   payable,   with  interest   charged  at  15%,  and  received
additional advances of $33,000, which are non-interest bearing.

5. Related Party Transactions

Technological license rights

Effective  April 23, 2001,  the Company  entered into a Technology  License
Agreement with Imaginon,  whereby  Imaginon agreed to grant to the Company, an exclusive  world-wide,  perpetual right and license,  subject to certain limitations,  as defined, to use, reproduce,  distribute and modify certain
licensed  technology  previously  developed  by  Imaginon,   including  the
WebZinger and Vizario Internet search engine software.

As  consideration  for this  license,  the Company  agreed to pay  Imaginon total  license  fees of  $2,000,000,  payable  in  installments.  The first installment  of  $500,000  was paid in June 2001.  Thereafter,  the Company is obligated  to make  quarterly  payments of $500,000 to Imaginon,  due in
September  and  December   2001,  and  March  2002.  The  Company  is  also
required  to pay  all  license  fees  and  royalties  with  respect  to any third-party proprietary rights.

The Company valued the technological license rights at their estimated fair value  of  $1,877,500, which  is equivalent to the net present value of the
$2,000,000  license  fee payable.  The  license fee payable was  discounted utilizing a 13% discount  rate.  Amortized interest expense  related to the license  agreement  was $30,625 for the three months ended June 30, 2001.

Rental Agreement

In January  2001,  the Company  began  utilizing  certain  office  space at
Imaginon's   corporate   offices  for  which  the  Company  agreed  to  pay
Imaginon,  on a month-to-month  basis,  $3,990 per month.  Rent expense for the three  months  and six  months  ended  June 30,  2001 was  $11,970  and
$23,940,  respectively.  Allocated  rent  expense  for the period from July
17, 2000 (inception) through December 31, 2000 was $700.

Other Transactions

During  the three  months  and six  months  ended  June 30,  2001,  and the period from July 17, 2000  (inception)  through June 30, 2001,  expenses of the  Company  were  paid on its  behalf  by  Imaginon,  and  were  $48,131,
$225,061,  and $250,064,  respectively.  At June 30, 2001,  the Company has an  unsecured,  non-interest  bearing,  payable to Imaginon of $246,378 for expenses paid on the Company's behalf.  This payable is due on demand.

6. Shareholders' Equity (Deficit)

Preferred Stock

The  Series  A Preferred  Stock has stated value of $1,000 per share and is convertible into shares of  common  stock at the option of the holder.  The
Series A Preferred Stock has a dividend rate of 8%.

In July 2001, non-interest bearing advances of $278,000 were converted into
278 shares of Series A Preferred Stock.

Warrants

Pursuant  to the  terms of  the  Agreement,  the Company issued  three-year warrants to purchase  3,017,360 shares of the Company's common  stock at an
exercise  price  of  $.10  per  share.   Warrants to purchase the Company's
common stock were  granted to consultants  utilized  to  assist  in raising debt  and/or  equity  funding for the Company. In addition,certain officers and  directors  of  Imaginon  received warrants to purchase an aggregate of
1,400,000 shares of common stock.

Employee Incentive Compensation Plans

The Company  adopted the 1997 Employee  Stock  Compensation  Plan (the "ESC
Plan") of the predecessor  company,  Gallagher  Research  Corporation,  for
its  employees,   officers,   directors  and  advisors.   The  Company  has
reserved a maximum of  1,500,000  shares of Common  Stock to be issued upon the  grant of  awards  under the ESC  Plan.  No  shares  have been  awarded under  the ESC Plan  through  June 30,  2001.  In July  2001,  the  Company issued 100,000 shares of common stock for consulting purposes.

The Company  also  adopted  the 1997  Compensatory  Stock  Option Plan (the
"CSO Plan")  of  the  predecessor  company  for  its  employees,  officers, directors and advisors.  The Company has reserved  a maximum  of  1,000,000 shares of  common  stock to be issued upon the exercise of options  granted under  the  CSO  Plan.  No  options  have  been  granted under the CSO Plan through June 30, 2001.

                          VIZARIO, INC. AND SUBSIDIARY

              PART 1 - ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

This report may contain certain  "Forward-Looking  Statements" as such term is defined in the private  securities  litigation  reform act of 1995 or by the  Securities  and  Exchange  Commission  in its rules,  regulations  and
releases,   which  represents  Vizario,  Inc.'s  expectations  or  beliefs, including  but  not  limited  to,  statements  concerning  Vizario,  Inc.'s
operations,   economic   performance,   financial  condition,   growth  and
acquisition  strategies,  investments,  and  operational  plans.  For  this purpose,  any statements  contained from here on that are not statements of historical  fact may be deemed to be  forward-looking  statements.  Without limiting the  generality  of the  foregoing,  words such as "may",  "will",
"expect",   "believe",   "anticipate",   "intent",   "could",   "estimate",
"might" or  "continue"  or the negative or other  variations  or comparable terminology  are  intended to identify  forward-looking  statements.  These statements by their nature  involve  substantial  risks and  uncertainties, certain of which are beyond  Vizario,  Inc.'s  control,  and actual results may  differ  materially  depending  on  a  variety  of  important  factors, including  uncertainty  related to acquisitions,  governmental  regulation, managing and  maintaining  growth,  volatility of stock price and any other factors  discussed  in this  and  other  Vizario,  Inc.  filings  with  the
Securities and Exchange Commission.

OVERVIEW

Vizario,  Inc.  ("Vizario" or the  "Company"),  formerly known as Gallagher
Research  Corporation  ("GRC"),  was incorporated on April 2, 1999, for the
purpose  of   entering   into  a  merger  with  and   reincorporating   its
predecessor,   Gallagher  Research  and  Development  Company  ("GRDC"),  a
Colorado  corporation  organized on July 27, 1983.  Prior to October  1998,
GRDC  was  an   independent   oil  and  gas  service  firm  that   provided
geological,  geophysical  and  geochemical  services  in North  America and internationally.  Subsequently,  GRC  developed  a  new  business  plan  to either  acquire a small to  medium-size  business (or its assets)  actively engaged in a business  generating  revenues or having  immediate  prospects of generating revenues, or to originate a business.

On May 24, 2001,  Vizario entered into a Stock Exchange  Agreement and Plan of  Reorganization  (the  "Agreement")  with  Imaginon,  Inc.,  a  Delaware corporation  ("Imaginon") and Wireless Web Data, Inc. ("WWDI"),  a Delaware
Corporation  wholly-owned  by Imaginon.  Among other things,  the Agreement provided for the  Company's  purchase  from  Imaginon of all the issued and outstanding  capital stock of WWDI in exchange for the  Company's  issuance of 20,000,000  shares of its authorized  but unissued  common stock to IMON
(the  "Exchange").  On May 10, 2001,  the Company filed with the Securities and  Exchange  Commission  an  Information  Statement  pursuant to SEC Rule
14f-1 under the  Securities  and  Exchange Act of 1934,  as amended,  which among other things  described  the proposed  Exchange and change of control
(the "Information  Statement").  The Information  Statement is incorporated by reference in this report.

On May 24,  2001,  pursuant  to the  Agreement,  the Company  acquired  all
6,000,000 issued and outstanding common shares of WWDI owned by Imaginon.

Effective  May 24,  2001,  the  Company  underwent  a change in  control in connection  with the  consummation  of the  Exchange  in which (i) the sole director of the Company  resigned,  and persons  designated  by WWDI became the Company's board of directors;  (ii) the Company's  executive  officers;
and the new board of directors appointed  replacement  officers;  and (iii)
IMON,  as the sole  shareholder  of WWDI,  became the holder of  20,000,000 shares of the Company's common stock,  out of 24,768,000  shares issued and outstanding,  or  approximately  80.75%  of the  Company's  voting  shares.
Vizario is a publicly held company with common stock  currently  trading on the Over the Counter Bulletin Board under the symbol "VZRO".

Imaginon  designs,  manufactures and sells: (I) consumer  software products for the  CD/DVD-ROM  market and (ii) a research  tool for  Internet  users.
Imaginon's  proprietary  technology,   called  "Transformational   Database
Processing  and  Playback"  ("TDPP"),  enables the creation of new business and consumer products that provide  user-friendly  and entertaining  access to multimedia  databases.  Imaginon's  founders were granted a U.S.  patent on May 18,  1999 for its "TDPP"  technology.  The  Company  has brought its first three products,  WebZinger,  WorldCities  2000 and  sellONstream,  to market.  These products are  trademarked  and are protected under two U. S.
Patents  issued to the  founders of Imaginon,  which they have  assigned to the Imaginon.

In  July  2000,  Imaginon,  Inc.  formed  a  new  wholly-owned  subsidiary,
Wireless  Web  Data,  Inc.  with the  intention  that WWDI  would  purchase assets,  a  patent  license  and  know-how  from  Imaginon,  Inc.  WWDI was
formed  to  develop  and   commercialize  a  new  application  of  Imaginon
technology  targeted  at  wireless  Web data  acquisition,  formatting  and delivery.  The server  and client  software  to be  developed  by WWDI will enable new  services  such as instant  Web  searches  on any  digital  cell phone.  The  first  new  development  by  WWDI  will be the  Wireless  Data
Engine.  The  storage  and  forward  capability  of this  system will allow users to initiate an Internet or Intranet  data request from their  desktop
PC and see or hear the  results  at a later  time on  their  phone or other portable device.

Vizario  will  utilize  Imaginon's   technology  to  develop  software  for
wireless Web data servers to allow  cellular  phone and portable  computing device  users to  request  any  type of data,  including  text,  audio  and video,  and  receive it properly  formatted  for their  individual  device.
Data such as stock quotes,  weather information,  maps, MP3 audio files and video clips will be  available to portable  handheld  device users by using the WWDI system.

COMPETITION

The market in which  Vizario  will sell its  products  is rapidly  evolving
and  intensely   competitive,   and  management   expects   competition  to
intensify   further  in  the  future.   Vizario   believes  that  principal
competitive  factors in its market are  consumers'  willingness  to pay for add-on  services  over the  Internet  such as a fee for the use of the WWDI
System, the desire of cellular  telephone  companies and Internet operators to build their own wireless  data  services,  that demand for alliances and
agreements  with  cellular  telephone   companies  may  exceed  the  supply
thereby  pushing  prices  down,  the ability of data and content  owners to restrict  access to their data and content and  relatively  low barriers to entry into the  relevant  markets by search  engine  companies  and others.
Certain of Vizario's  current and many of its  potential  competitors  have significantly greater financial,  marketing,  technical and other resources than  those  of  Vizario.  Increased  competition  may  result  in  reduced operating  margins,  loss of market share and diminished value in Vizario's brand.  There can be no  assurance  that  Vizario  will be able to  compete
successfully  against  current  and  future  competitors.   Further,  as  a
strategic  response  to changes  in the  competitive  environment,  Vizario may,  from  time to  time,  make  certain  pricing,  service  or  marketing decisions  or  acquisitions  that could have a material  adverse  effect on its business, results of operations and financial condition.

In  the  rapidly  evolving  wireless  Web  arena  at  least  five potential competitors  have  announced  that they will soon have products  available:
Crescent   Deviceware  of  New  York  City,  Ask  Jeeves,   of  Emeryville,
California,  Inktomi, of Foster City,  California,  IBM, of Armonk, NY, and
AlterEgo,  of Redwood  City,  California.  Given the size of the  potential marketplace,  there may be additional  entrants by the end of the year 2001 including other search engine  companies and Internet  Services  Providers.
Vizario  believes  the WWDI  System  will give it  significant  competitive advantages  versus  all of  the  companies  mentioned  above.  Among  these advantages are:

-     For wireless network operators (carriers):
        -     Fast to implement
        -     Minimizes bandwidth requirements
        -     Good user interface, for strong user acceptance
        -     Ability to leverage WWDI server infrastructure if desired

-     For consumers (especially business consumers):
        -     Ease of use (especially on small screens, at low bandwidth)
        -     Cost-effective data transmission
        -     Ability to deliver critical data types

-     For content owners:
        -     Ease of deployment (publishing) of content
        -     Intuitive tools for content creation
        -     Ability to leverage WWDI server infrastructure if desired

LIMITED OPERATING HISTORY

Vizario has only recently been  reorganized and started  operations.  Thus, it has  an  extremely  limited  operating  history  on  which  to  base  an evaluation  of its  business and  prospects.  Vizario's  prospects  must be
considered   in   light  of  the   risks,   uncertainties,   expenses   and
difficulties  frequently  encountered by companies in their early stages of development,  particularly  companies in rapidly  evolving  markets such as telecommunications.  To  address  these  risks and  uncertainties,  Vizario must, among other things,  obtain,  maintain and increase the number of its customers,  maintain  and  enhance  its brand,  implement  and  execute its business  and  marketing  strategy  successfully,  continue  to enhance its products  and  services  to meet the needs of a  changing  market,  provide
superior  customer  service,   respond  to  competitive   developments  and
attract,  integrate,  retain and motivate  qualified  personnel.  There can be no assurance  that Vizario will be  successful in  accomplishing  any or all of  these  things,  and the  failure  to do so  could  have a  material adverse effect on Vizario's  business,  results of operations and financial condition.

RESULTS OF OPERATIONS

The  following   discussion   and  analysis  of  the  Company's   financial
condition  and results of  operations  should be read in  conjunction  with the Company's condensed consolidated financial statements and notes.

NET REVENUES, COSTS OF REVENUES, AND GROSS PROFIT

The Company had no  significant  revenues in the six months  ended June 30,
2001,  and  therefore no related  costs of revenues or gross  profit.  With the  revision  of the  Company's  business  strategy,  the  focus is on the continuing  development  of new and more  profitable  software  tools using the technology licensed from its parent, Imaginon, Inc.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development  expenditures  for the three months ended June 30,
2001 totaled  $73,369.  During this year's  second  quarter,  approximately
55%  of  research  and  development   expenses  were  due  to  payroll  for
engineers, and the remaining 45% was for outside consultants.

SALES AND MARKETING EXPENSES

For the three  months  ended June 30, 2001,  sales and  marketing  expenses were  $67,988.  During  this  year's  second  quarter,  nearly  44% was for marketing,  advertising,  public  relations  and  business  wires  for  the
Vizario  project,   and  56%  was  for  employee  payroll  (which  included
employer taxes) related to the development of the Vizario technology.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three  months  ended  June 30,  2001,  general  and  administrative
expenses   were   $251,808.   Out  of  this  second   quarter  2001  total,
approximately  12%  was  for  professional  legal,   accounting  and  audit
services as well as  corporate  filings  and  reporting.  Employee  payroll constituted  7%,  and 70% was  related to the  amortization  expense of the technology  related  to the  Vizario  project.  The  remaining  11% was for rent, utilities,  communications,  computer equipment and supplies,  office supplies, public relations, travel, and other miscellaneous expenses.

OTHER INCOME (EXPENSE)

Interest  income of $104 was earned in the six months  ended June 30, 2001, while  expense of $86,779 was recorded for this period in  connection  with the notes from investors and the license fees payable to Imaginon.

LIQUIDITY AND CAPITAL RESOURCES

At June 30,  2001,  Vizario's  cash and working  capital  were $1,499 and a
deficit  of  $2,248,257,   respectively.  This  use  of  cash  and  working
capital was  primarily  related to the use of cash in meeting the operating
expenditures   for  the   three   primary   categories   of   General   and
Administrative, Sales and Marketing, and Research and Development.

Vizario  currently  anticipates  that its  available  funds,  together with additional  advances  from  investors  in the form of debt and/or a private placement of preferred  stock,  will be sufficient to meet its  anticipated needs for working  capital,  capital  expenditures  and business  expansion through at least the next twelve  months.  Thereafter,  Vizario may need to raise  additional  funds.  Vizario  may  need  to  raise  additional  funds sooner in order to fund more rapid  expansion,  to develop  new or enhanced services or  products,  to respond to  competitive  pressures or to acquire complementary  products,  businesses or  technologies.  If additional funds are raised through the issuance of equity or convertible  debt  securities, these  instruments may have rights,  preferences  and privileges  senior to those of the  Common  Stock.  There  can be no  assurance  that  additional financing  will  be  available,  or  that if  available,  will be on  terms favorable to Vizario.  If adequate  funds are not  available on  acceptable terms,  Vizario may not be able to fund its  expansion,  take  advantage of unanticipated  acquisition  opportunities,  develop or enhance  services or products or respond to competitive  pressures.  Such  inability  could have a material  adverse  effect on Vizario's  business,  results of  operations and financial condition.

                           PART II - OTHER INFORMATION

      Item 1. Legal proceedings

                  None

      Item 2. Changes in Securities and Use of Proceeds

              Changes in Securities

                  None

              Use of Proceeds

                  Not applicable.

      Item 3. Defaults Upon Senior Securities

                  None

      Item 4. Submission of Matters to a Vote of Security Holders

                  Not applicable

      Item 5.     Other Information

                  Not applicable

      Item 6. Exhibits and Reports on Form 8-K

              Exhibits

                  None

      Reports on Form 8-K

(b)   Report on Form 8-K filed June 5, 2001 for Item 1. Changes in
      Control of Registrant, Item 2. Acquisition or Disposition of
      Assets, Item 5. Other Events and Item 7. Exhibits Index

      Report on Form 8-K filed July 23, 2001 for Item 4. Change in
      Registrant's Certifying Accountant and Item 7. Exhibits Index.

      SIGNATURES

      Pursuant  to the  requirements  of the  Securities  Act of 1934,  the
Registrant  and has duly  caused  this report to be signed on its behalf by the  undersigned,  thereunto  duly  authorized,  in the City of San Carlos,
State of California, on August 20, 2001.

                                          VIZARIO, INC.

                                          By:/s/ James A. Newcomb
                                          James A. Newcomb,
                                          President and Chief Executive Officer

         SIGNATURES                      TITLE                       DATE
         ----------                      -----                       ----

/s/ James A. Newcomb          Chief Executive Officer     August 20, 2001
James A. Newcomb               and Director