Form 10QSB
period 2001-09-30
VIZARIO INC
filed 2001-11-19
CIK 1097452

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares  outstanding  of each of the issuer's  classes of common stock,  as of the latest  practicable  date:  25,864,100  common shares,  par value
$.001 per share, outstanding at November 13, 2001.

Transitional Small Business Disclosure Format (Check One) YES ___ NO  X
                                                                     ---

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                                      INDEX

              THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                 AND THE PERIODS FROM JULY 17, 2000 (INCEPTION)
                       THROUGH SEPTEMBER 30, 2000 AND 2001

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Accountants' Report

Condensed Consolidated Balance Sheet

Condensed Consolidated Statements of Operations

Condensed Consolidated Statements of Shareholders' Deficit

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Vizario, Inc.

We  have  reviewed  the  accompanying   condensed  consolidated  balance  sheet  of
Vizario,  Inc. and  subsidiary (a  Development  Stage  Company) as of September 30,
2001,  the  related  condensed  consolidated   statements  of  operations  for  the
three-month  and nine-month  periods ended  September 30, 2001 and the periods from
July 17,  2000  (inception)  through  September  30, 2000 and 2001,  the  condensed consolidated  statements  of cash flows for the nine  months  ended  September  30,
2001 and the periods  from July 17, 2000  (inception)  through  September  30, 2000 and 2001, and the condensed  consolidated  statements of shareholders' deficit from
July  17,  2000   (inception)   through   September  30,  2001.   These   condensed
consolidated   financial   statements  are  the  responsibility  of  the  Company's
management.

We conducted our reviews in accordance  with standards  established by the American
Institute  of  Certified  Public   Accountants.   A  review  of  interim  financial
information  consists  principally of applying  analytical  procedures to financial data and making  inquiries of persons  responsible  for  financial  and  accounting matters.  It is  substantially  less in scope than an audit conducted in accordance with  generally  accepted  auditing  standards,  the  objective  of  which  is  the expression  of an opinion  regarding  the  financial  statements  taken as a whole.
Accordingly, we do not express such an opinion.

Based on our reviews,  we are not aware of any material  modifications  that should be made to the accompanying  condensed  consolidated  financial statements for them to be in conformity with generally accepted accounting principles.

/s/ Gelfond Hochstadt Pangburn, P.C.
GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
November 14, 2001

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      Condensed Consolidated Balance Sheet

                               September 30, 2001
                                   (Unaudited)

                                     Assets
Current assets:
  Cash ..........................................................   $       273
  Inventories ...................................................         2,174
                                                                    -----------
      Total current assets ......................................         2,447
                                                                    -----------

Technological license rights, net of accumulated
   amortization of $410,704 .....................................     1,466,796
Other asset, net of accumulated amortization of $292 ............         3,208
                                                                    -----------
                                                                      1,470,004
                                                                    -----------

                                                                    $ 1,472,451
                                                                    ===========

                          Liabilities and Shareholders' Deficit

Current liabilities:
  Accounts payable and accrued expenses .........................   $    95,703
  Notes and advances payable ....................................       593,000
  Payable to Imaginon, Inc. .....................................       378,336
  License fee payable, Imaginon, Inc. ...........................       982,750
                                                                    -----------
      Total liabilities (all current) ...........................     2,049,789
                                                                    -----------

Commitments

Mandatory redeemable Series A, 8% convertible preferred
 stock; 278 shares issued and outstanding; liquidation
 preference $282,110 ............................................       282,110
                                                                    -----------

Shareholders' deficit:
  Preferred stock, $0.001 par value; 5,000,000 shares
   authorized; 278 shares issued and outstanding ................          --
  Common stock, $0.001 par value; 50,000,000 shares
   authorized; 25,458,000 shares issued and outstanding .........        25,458
  Capital in excess of par ......................................       532,032
  Deficit accumulated during the development stage ..............    (1,416,938)
                                                                    -----------
      Total shareholders' deficit ...............................      (859,448)
                                                                    -----------

                                                                    $ 1,472,451
                                                                    ===========

            See notes to condensed consolidated financial statements.

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                  Condensed Consolidated Statements of Operations

               Three months and nine months ended September 30, 2001
   and the periods from July 17, 2000 (inception) through September 30, 2000 and
                                       2001
                                    (Unaudited)

                                             Period from                      Period from
                                            July 17, 2000                    July 17, 2000
                             Three months    (inception)      Nine months     (inception)
                                 ended         through           ended          through
                             September 30,  September 30,    September 30,   September 30,
                                 2001            2000            2001            2001
                             ------------    ------------    ------------    -------------

Revenues .................   $               $               $        426    $         426
Cost of revenues .........                                            145              145
                             ------------    ------------    ------------    -------------

Gross profit .............                                            281              281
                             ------------    ------------    ------------    -------------

Operating expenses:
  Research and development         76,951                         166,820         172,320
  Sales and marketing ....         44,749                         121,930         121,930
  General and
   administrative ........        600,603           6,903         874,929         894,432
                             ------------    ------------    ------------    -------------
                                  722,303           6,903       1,163,679       1,188,682
                             ------------    ------------    ------------    -------------
Loss from operations .....       (722,303)         (6,903)     (1,163,398)     (1,188,401)
                             ------------    ------------    ------------    -------------

Other income (expense):
  Interest income ........                                            104             104
  Interest expense .......       (141,862)                       (228,641)       (228,641)
                             ------------    ------------    ------------    -------------
                                 (141,862)                       (228,537)       (228,537)
                             ------------    ------------    ------------    -------------

Net loss .................       (864,165)         (6,903)     (1,391,935)     (1,416,938)

Beneficial conversion
feature (Note 4) .........       (149,700)                       (149,700)       (149,700)
Accretion of redemption
value (Note 4) ...........        (15,600)                        (15,600)        (15,600)
Deemed preferred stock
  dividends (Note 4) .....         (4,110)                         (4,110)         (4,110)
                             ------------    ------------    ------------    -------------

Net loss applicable to
  common shareholders ....   $ (1,033,575)   $     (6,903)   $ (1,561,345)   $ (1,586,348)
                             ============    ============    ============    =============

Basic and diluted loss
 per common share ........   $       (.04)   $         (*)   $       (.07)   $       (.07)
                             ============    ============    ============    =============

Weighted average number
 of common shares
 outstanding .............     24,898,870      20,000,000      22,297,114      21,425,255
                             ============    ============    ============    =============

*  Less than $(0.01) per common share.

            See notes to condensed consolidated financial statements.

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

           Condensed Consolidated Statements of Shareholders' Deficit

      The period from July 17, 2000 (inception) through December 31, 2000, and the nine months ended September 30, 2001
                                   (Unaudited)

                                                                                   Deficit
                                                                                 accumulated
                                       Common Stock              Capital in       during the
                               ----------------------------        excess        development
                                  Shares          Amount           of par           stage          Total
                               ------------    ------------    ------------     ------------    -----------
Issuance of common stock
 to parent .................     20,000,000    $     20,000    $    (14,000)                    $     6,000

Net loss for the period
 ended December 31, 2000 ...                                                    $    (25,003)       (25,003)
                               ------------    ------------    ------------     ------------    -----------

Balances, December 31, 2000      20,000,000          20,000         (14,000)        (25,003)        (19,003)

Issuance of shares in
 conjunction with
 acquisition of Wireless
 Web Data, Inc. ............      4,768,000           4,768          (4,768)

Warrants and warrants to
 be issued .................                                        138,000                         138,000

Conversion of warrants
 to common stock ...........         70,000              70           6,930                           7,000

Common stock issued for
 services ..................        520,000             520         301,080                         301,600

Common stock issued for
 Imaginon rent
 concessions ...............        100,000             100         108,900                         109,000

Warrants issued to
 Series A preferred
 shareholder ...............                                         15,600                          15,600

Accretion of Series A
 redeemable preferred
 stock .....................                                        (15,600)                        (15,600)

Deemed dividends on
 Series A redeemable
 preferred stock ...........                                         (4,110)                         (4,110)

Net loss ...................                                                     (1,391,935)     (1,391,935)
                               ------------    ------------    ------------    ------------    ------------

Balances, September 30, 2001     25,458,000    $     25,458    $    532,032    $ (1,416,938)   $   (859,448)
                               ============    ============    ============    ============    ============

            See notes to condensed consolidated financial statements.

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                  Condensed Consolidated Statements of Cash Flows

                       Nine months ended September 30, 2001
and the periods from July 17, 2000 (inception) through September 30, 2000 and 2001
                                    (Unaudited)

                                                        Period from     Period from
                                                          July 17,        July 17,
                                                            2000            2000
                                          Nine months    (inception)     (inception)
                                              ended         through        through
                                          September 30,   September 30,  September 30,
                                               2001           2000           2001
                                           -----------    -----------    -----------
Cash flows from operating activities
  Net loss .............................   $(1,391,935)   $    (6,903)   $(1,416,938)
                                           -----------    -----------    -----------
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Amortization of intangible assets ...       410,996                       410,996
   Amortization of discount on license
     fee payable .......................        61,250                        61,250
   Stock-based compensation and interest
     expense ...........................       387,600                       387,600
   Expenses paid by Imaginon, Inc. on
     behalf of the Company .............       357,841          6,903        382,844
   Changes in operating assets and
    liabilities:
     Decrease in inventories ...........           141                           141
     Increase in accounts payable and
      accrued expenses .................        95,703                        95,703
                                           -----------    -----------    -----------
      Total adjustments ................     1,313,531          6,903      1,338,534
                                           -----------    -----------    -----------

      Net cash used in operating
       activities ......................       (78,404)                      (78,404)
                                           -----------    -----------    -----------

Cash flows from investing activities:
  Purchase of other asset ..............        (3,500)                       (3,500)
                                           -----------    -----------    -----------

      Net cash used in investing
         activities ....................        (3,500)                       (3,500)
                                           -----------    -----------    -----------

Cash flows from financing activities:
  Proceeds from notes and advances
   payable .............................     1,042,000                     1,042,000
  Payments of license fees to Imaginon,
   Inc. ................................      (847,000)                     (847,000)
  Payments of notes and advances payable      (112,000)                     (112,000)
  Decrease in payable to Imaginon, Inc.           (823)                         (823)
                                           -----------    -----------    -----------

      Net cash provided by financing
         activities ....................        82,177                        82,177
                                           -----------    -----------    -----------

Net increase in cash ...................           273                           273
Cash, beginning
                                           -----------    -----------    -----------

Cash, ending ...........................   $       273    $              $       273
                                           ===========    ===========    ===========

                                    (Continued)

            See notes to condensed consolidated financial statements.

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 Condensed Consolidated Statements of Cash Flows

                      Nine months ended September 30, 2001
and the Periods from July 17, 2000 (inception) through September 30, 2000 and 2001
                                   (Unaudited)

                                                                                        Period from           Period from
                                                                                          July 17,              July 17,
                                                                                            2000                  2000
                                                                         Nine Months     (inception)           (inception)
                                                                             ended         through              through
                                                                         September 30,   September 30,        September 30,
                                                                              2001           2000                 2001
                                                                          ------------   --------------        ----------

Supplemental disclosure of non-cash investing and financing activities:

    Common stock issued to Imaginon, Inc. in
     exchange for inventory ..........................................   $      2,315   $                     $    2,315
                                                                          ============   ==============        ==========

    Common stock issued upon exercise of
      warrants and in exchange for reduction
      in notes payable and advances ...................................   $     59,000   $                     $   59,000
                                                                          ============   ==============        ==========

    Common stock issued in exchange for
      reduction in license fee payable to
      Imaginon, Inc. ..................................................   $    109,000   $                     $  109,000
                                                                          ============   ==============        ==========

    Preferred stock and warrants issued in
      exchange for reduction in notes
      payable and advances ............................................   $    278,000   $                     $  278,000
                                                                          ============   ==============        ==========

    Assignment of technological license
      rights in exchange for license fees
      payable to Imaginon, Inc. .......................................   $  1,877,500   $                     $1,877,500
                                                                          ============   ==============        ==========

    Deemed dividends on Series A preferred
      stock ...........................................................   $      4,110   $                     $    4,110
                                                                          ============   ==============        ==========

            See notes to condensed consolidated financial statements.

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              Notes to Condensed Consolidated Financial Statements

                      Nine months ended September 30, 2001
and the Periods from July 17, 2000 (inception) through September 30, 2000 and 2001
                                   (Unaudited)

1. Interim Financial Statements

The interim  condensed  consolidated  financial  statements  have been  prepared by
Vizario,  Inc. (the "Company",  formerly known as Gallagher Research  Corporation), and in the  opinion of  management,  reflect  all  material  adjustments  which are necessary to present  fairly the financial  position,  results of  operations,  and cash flows of the Company  for the interim  periods  presented.  Those  adjustments consist only of normal and recurring adjustments except for those described below.

Certain  information  and  note  disclosures  normally  included  in the  Company's annual  financial  statements  prepared in accordance  with  accounting  principles generally  accepted  in the  United  States  of  America  have  been  condensed  or omitted.  The financial  statements  presented  are those of the  surviving  entity from a merger with Wireless Web Data,  Inc.  (Note 2). It is the Company's  opinion that  when  the  interim  financial  statements  are read in  conjunction  with the
December 31, 2000 Annual Report on Form 10-KSB,  an Information  Statement filed on
May 10, 2001, and a Form 8-K filed on June 5, 2001, the Company's  disclosures  are adequate  to  make  the  information  presented  not  misleading.  The  results  of operations for the periods ended  September 30, 2000 and 2001, are not  necessarily indicative of the operating results to be expected for the full year.

2.   Organization and Merger

On  May  24,  2001,   pursuant  to  a  Stock   Exchange   Agreement   and  Plan  of
Reorganization  (the  "Agreement"),  the Company  completed a merger with  Wireless
Web  Data,   Inc.   ("WWDI"),   a   wholly-owned   subsidiary  of  Imaginon,   Inc.
("Imaginon"),  a  publicly-held  Delaware  corporation.  WWDI, a development  stage company,  was formed as a Delaware  corporation  on July 17, 2000 by  Imaginon  for the  purpose of  continuing  development  and  commercialization  of  internet  and intranet database  processing software for wireless  applications.  Pursuant to the
Agreement,   the  Company   acquired  all  6,000,000   shares  of  the  issued  and
outstanding  capital  stock  of WWDI  in  exchange  for  20,000,000  shares  of the
Company's  common stock.  Immediately  following the  transaction,  the Company had
24,768,000   shares  of  common  stock  issued  and   outstanding.   Imaginon  held
20,000,000  shares,  or 80.7% of the issued  and  outstanding  common  stock of the
Company immediately  following the transaction,  of which 920,000 of the 20,000,000 shares were then  subsequently  transferred  to officers and directors of Imaginon, reducing  Imaginon's  ownership  percentage  to  77%.  In  May  2001,  the  Company changed its name to Vizario, Inc.

The Company has recorded the  acquisition  of WWDI as an acquisition of the Company and a recapitalization of WWDI, in which historical  shareholders'  deficit of WWDI prior to the  merger  was  retroactively  restated  for the  equivalent  number  of shares  exchanged in the merger after giving  effect to any  difference  in the par value of the  Company's  and  WWDI's  common  stock,  with an offset to  capital in excess of par. The  accumulated  deficit of the acquirer  (WWDI) is carried forward after the acquisition.

The  Company  is in  the  development  stage,  and  since  inception,  has  devoted substantially  all of its efforts to product  research and  development and raising
capital.   The  Company  has  been   economically   dependent  on   Imaginon.   The
independent   auditors'  report  on  Imaginon's   December  31,  2000  consolidated
financial statements includes an explanatory  paragraph that describes  substantial doubt about  Imaginon's  ability to continue as a going  concern.  Beginning in the quarter  ended June 30, 2001,  the Company  began  raising  funds  through debt and equity  financings which have primarily been used to repay  liabilities to Imaginon
(Note 4).

The accompanying  condensed  consolidated financial statements include the accounts of Vizario,  Inc., and its wholly-owned  subsidiary Gallagher Research Corporation, which  has  no  operations.  Intercompany  transactions  have  been  eliminated  in consolidation.

3.  Significant Accounting Policies

Use of Estimates

The preparation of financial  statements in conformity  with accounting  principles generally  accepted in the United  States of America  requires  management  to make
estimates  and   assumptions   that  affect  the  reported  amount  of  assets  and
liabilities  and  disclosure of contingent  assets and  liabilities  at the date of the financial  statements and the reported  amounts of revenues and expenses during
the  reporting   periods.   Management   makes  these   estimates  using  the  best
information  available at the time the estimates are made; however,  actual results could differ materially from these estimates.

Recently Issued Accounting Pronouncements

In July 2001, the Financial  Accounting  Standards Board ("FASB") issued  Statement of Financial  Accounting Standard ("SFAS") No. 141, Business  Combinations and SFAS
No. 142,  Goodwill and Other  Intangible  Assets.  SFAS No. 141  requires  that the purchase  method of  accounting  be used for all  business  combinations  initiated after June 30, 2001.  Use of the  pooling-of-interests  method is prohibited  after that date.  SFAS No.  142  changes  the  accounting  for  goodwill  and  intangible assets with  indefinite  lives from an  amortization  method to an  impairment-only approach and  requires  intangible  assets with finite  lives to be amortized  over their useful  lives.  Therefore,  amortization  of goodwill and  intangible  assets with  indefinite  lives will cease upon  adoption of this  statement.  SFAS No. 142 is required to be applied in fiscal years  beginning  after  December 15, 2001. The
Company is currently  assessing the impact,  if any, that SFAS No. 141 and SFAS No.
142 may have on its financial condition and results of operations.

In August  2001,  the FASB  issued  SFAS No.  144,  Accounting  for  Impairment  or
Disposal of Long-Lived Assets,  which addresses  accounting and financial reporting for the  impairment or disposal of long-lived  assets.  This statement is effective for fiscal  years  beginning  after  December  15,  2001.  The Company is currently assessing  the  impact,  if  any,  that  SFAS  No.  144 may  have on its  financial condition and results of operations.

Technological License Rights

Technological  license rights (Note 5) are amortized on a straight-line  basis over a
two-year   period.   The  Company's  other  intangible  asset  is  amortized  over  a three-year  period.  Management  assesses  the  carrying  value of the  technological license  rights  and  other  long-lived  assets  for  impairment  when  circumstances
warrant  such  a  review,   primarily  by  comparing  current  and  projected  sales,
operating  income  and annual  cash flows on an  undiscounted  basis,  and  available information  providing  estimates of fair value with the related annual  amortization expense.  The Company  recognizes  impairment  losses on intangible  assets and other long-lived  assets when  undiscounted  cash flows  estimated to be generated from the intangible assets are less than the amount of unamortized assets.

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

Stock-based Compensation

SFAS No. 123,  Accounting for Stock-Based  Compensation,  defines a  fair-value-based method of accounting for stock-based  employee  compensation  plans and  transactions in which an entity  issues its equity  instruments  to acquire goods or services from non-employees,  and encourages but does not require companies to record  compensation cost for  stock-based  employee  compensation  plans at fair value.  The Company,  at times,  issues  shares  of common  stock in  payment  for  services  rendered  to the
Company.  The  estimated  fair value of the shares issued  approximates  the value of the services provided.

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

4. Notes Payable and Advances

During the nine months ended  September  30, 2001,  the Company  borrowed  $239,000 from investors in exchange for unsecured  promissory  notes payable on demand.  The
promissory   notes  accrue  interest  at  15%  during  the  first  month,  and  18%
thereafter.  The  Company  repaid  $112,000 of these notes  through  September  30,
2001, and one investor  exchanged a $52,000  promissory  note in connection  with a consulting  services  agreement  for  the  Company's  common  stock  (Note  6).  In
October 2001, the Company issued an additional $35,000 of notes payable.

During the nine  months  ended  September  30,  2001,  the  Company  also  received
$803,000 of non-interest  bearing  advances from  investors,  of which one investor converted  $278,000  of  advances  into  278  shares  of  the  Company's  Series  A preferred  stock and warrants (Note 6), and another  investor  exchanged  $7,000 of advances and warrants for 70,000  shares of the Company's  common  stock.  Advances payable of $578,000 at  September  30,  2001 are due on demand.  Proceeds  received in exchange for the  promissory  notes and advances from  investors  have been used primarily to pay liabilities owed to Imaginon.

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

As  consideration  for this  license,  the  Company  agreed to pay  Imaginon  total license  fees  of  $2,000,000,  payable  in  $500,000  installments  due  in  June,
September,  and  December  2001,  and in  March  2002.  The  first  installment  of
$500,000 was paid in June 2001.  The Company paid $347,000 in September  2001,  and the Company  reduced the license fee payable by an additional  $109,000  during the quarter ended  September 30, 2001, by issuing  100,000  shares of common stock to a third  party  for  Imaginon  rent  concessions  value at  $109,000  (Note  6).  The
Company is in arrears in the amount of  $44,000 as of  September  30,  2001,  under the terms of the  Technology  License  Agreement.  The Company is also  required to pay all license  fees and  royalties  with respect to any  third-party  proprietary rights, of which none have been incurred through September 30, 2001.

The Company valued the  technological  license rights based on their estimated fair value.  The  license  fee payable was  discounted  utilizing  a 13%  discount  rate which  resulted in a net present  value of  $1,877,500  at the date the assets were transferred.  Interest  expense  incurred  related  to the  license  agreement  was
$30,625 and  $61,250  for the three  months and nine  months  ended  September  30,
2001,  respectively,  and $61,250  for the period  from July 17,  2000  (inception)
through September 30, 2001.

Rental Agreement

In January 2001,  the Company began  utilizing  certain  office space at Imaginon's
corporate   offices  for  which  the  Company   agreed  to  pay   Imaginon,   on  a
month-to-month  basis,  $3,990 per month.  Rent  expense  for the three  months and nine  months  ended  September  30, 2001 was  $11,970  and  $35,910,  respectively.
Allocated  rent  expense  for the period  from July 17,  2000  (inception)  through
September 30, 2000 and September 30, 2001 was $0 and $36,610, respectively.

Other Transactions

During the three months and nine months ended  September  30, 2001,  and the period from July 17, 2000 (inception)  through  September 30, 2000 and September 30, 2001, expenses of the Company  paid on its behalf by Imaginon  were  $132,780,  $357,841,
$6,903 and  $382,844,  respectively.  At  September  30,  2001,  the Company has an unsecured,  non-interest  bearing payable to Imaginon of $378,336 for expenses paid on the Company's behalf.  This payable is due on demand.

6. Shareholders' Deficit

Mandatory Redeemable Preferred Stock

The Series A  preferred  stock has a par value of $.001 per share,  a stated  value of $1,000 per share,  and is convertible  into shares of the Company's common stock
at  the  option  of  the  holder.   The  number  of  common  shares  issuable  upon
conversion  of each  share of Series A  preferred  stock is equal to the sum of the stated  value  per  share,  and  at  the  holder's  election,  accrued  and  unpaid dividends on each share,  divided by the  conversion  price,  which is based on 65%
of the  average of the three  lowest  closing  bid prices of the  Company's  common stock for the five trading days  immediately  preceding the  conversion.  Shares of
Series A  preferred  stock that have not been  converted  within  five years of the original  issue date are to be  redeemed  by the  Company  at a price  equal to the stated  value of the  shares  plus  accumulated  unpaid  dividends.  Dividends  are cumulative  at 8% per year  and are  payable  quarterly,  commencing  December  31,
2001.  Cumulative dividends at September 30, 2001 are $4,110.

In July  2001,  the  Company  issued  278  shares of Series A  preferred  stock and warrants to purchase  55,600 shares of the Company's  common stock in  satisfaction
of  advances   from  an  investor  of  $278,000.   The  warrants  are   exercisable
immediately  and  have a term  of  five  years  from  the  date  of  issuance.  The exercise  price of the  warrants is based on 65% of the average of the three lowest closing  bid  prices  of the  Company's  common  stock  for the five  trading  days immediately  preceding the exercise  date of the warrants.  At the date of issuance of the Series A preferred  stock and warrants,  the warrants were valued at $15,600 utilizing the Black Scholes pricing model,  and therefore  $15,600 was allocated to the  warrants  resulting in an imputed  dividend  rate of 8.5%.  The warrant  value was  subsequently  accreted to the  redemption  value of the preferred  stock.  The
Series A  preferred  stock also has a  liquidation  preference  equal to the stated
value of the Series A preferred stock plus accumulated dividends.

The Series A preferred stock and warrant  conversion  feature was "in the money" at the  date  of  issue  (a  "beneficial  conversion  feature"),  and as a  result,  a beneficial  conversion feature allocation of $149,700 was immediately  amortized to preferred  stock at the date of issuance,  resulting in a $149,700  increase in the
Company's  net loss  applicable to common  shareholders  for the three months ended
September 30, 2001.

The Series A preferred  stock is subject to a mandatory  redemption  provision upon the  triggering  of certain  events,  as  defined,  including  failure to  register shares of common stock  underlying  the Series A preferred  stock within 60 days of the issue date.  The Company did not comply with the  registration  provision,  and as a result,  the Series A preferred  stock balance has been  presented  outside of shareholders'  equity (deficit) in the September 30, 2001,  condensed  consolidated balance  sheet.  In connection  with the Company's  failure to register the shares, the  Company  received  notice  in  November  2001  from  the  Series  A  preferred shareholder  of a claim for  late-filing  penalties  of  $11,120,  to be  satisfied through the issuance of additional shares of Series A preferred stock.

Warrants and Warrants To Be Issued

Pursuant  to  the  terms  of  the  Agreement,  in  May  2001,  the  Company  issued three-year  warrants to consultants,  enabling the holders to purchase an aggregate of 3,017,360  shares of the  Company's  common  stock at an exercise  price of $.10 per share.  The  consultants  were utilized to assist in raising debt and/or equity financing  for  the  Company.  In  addition,  certain  officers  and  directors  of
Imaginon  received  similar  three-year  warrants to purchase a total of  1,400,000 shares of the Company's common stock at $.10 per share.

In September  2001,  warrants  were  exercised for the purchase of 70,000 shares of the  Company's  common  stock  for $.10 per  share,  in  satisfaction  of $7,000 of advances to the Company.

During  the  three  months  ended  September  30,  2001,  in  conjunction  with the issuance of $138,000 of  promissory  notes,  the Company  entered into an agreement to issue to the note holder  three-year  warrants to purchase 138,000 shares of the
Company's  common  stock  at an  exercise  price  of $.10  per  share,  exercisable immediately.  The fair value of the warrants,  based on the Black  Scholes  pricing model,  was  determined to be $106,000.  This discount was allocated to warrants to be  issued  and the  discount  on the  demand  notes  was  immediately  charged  to interest expense.

Stock Compensation Plan

The Company adopted the 1997 Employee Stock  Compensation  Plan (the "ESC Plan") of
the  predecessor  company,  Gallagher  Research  Corporation,  for  its  employees,
officers,   directors  and  advisors.   The  Company  has  reserved  a  maximum  of
1,500,000 shares of common stock to be issued under the ESC Plan.

In July 2001,  the Company and  Imaginon  entered  into an  agreement  with a third party lessor whereby certain  facility lease  concessions were received by Imaginon in  exchange  for  100,000  shares  of the  Company's  common  stock.  These  lease concessions  included a reduction  in monthly  base rental  payments  for 12 months and a change in the annual  escalation  provision  from a 5% annual  increase to an increase equal to the Consumer Price Index.  The lease  concessions  were valued at the  market  price of the  Company's  common  stock  at the  date of the  agreement
($1.09 per  share).  In exchange  for the  issuance  of common  stock,  the Company reduced its  liability  for license  fees  payable to  Imaginon  by  $109,000,  and
Imaginon  reduced  its  receivable  from the  Company  and  recognized  general and administrative expense of $109,000.

In September  2001,  the Company  issued  520,000  shares of its common stock under the ESC Plan to a note/warrant  holder in exchange for  consulting  services and in satisfaction  of a $52,000  note  payable  to the  consultant.  Based on the quoted market  price of the  Company's  common  stock at the date of  issuance  ($0.58 per share),  the Company  recognized  general and  administrative  expense of $249,600.
In November 2001,  the Company issued an additional  400,000 shares of common stock to this consultant for additional  services  rendered.  These shares were valued at
$160,000,  based on the  quoted  market  price of the  common  stock at the date of issuance $(0.40 per share).

In October 2001,  the Company  issued an additional  406,100 shares of common stock under the ESC Plan in exchange for legal,  marketing and other consulting  services provided to, and in  satisfaction  of certain  liabilities of Vizario and Imaginon.
The total  value of the  shares  issued,  based on the quoted  market  price of the common stock on the date of issuance was $132,000 (0.32 per share).

Compensatory Stock Option Plan

The Company also adopted the 1997  Compensatory  Stock Option Plan (the "CSO Plan")
of the  predecessor  company for its employees,  officers,  directors and advisors.
The  Company  has  reserved a maximum  of  1,000,000  shares of common  stock to be issued  upon the  exercise  of options  granted  under the CSO Plan.  In June 2001, the Company  granted to employees  options to purchase up to 440,000  shares of the
Company's  common stock,  at an exercise  price of $.10 per share,  which was based on the  estimated  market  value  of the  Company's  common  stock  at the  date of grant.  The options vest over a one year period and expire in 2011.

Private Equity Line of Credit Agreement

Effective  July 30,  2001,  the Company  entered into a $5 million  Private  Equity
Line of  Credit  Agreement  (the  "Equity  Line"),  whereby  subject  to terms  and conditions  of the  Equity  Line,  the  Company  may sell to an  investor  up to $5 million of the  Company's  common stock  during a two-year  commitment  period,  as defined,  which  commences  upon the  effective  date of a  registration  statement registering  shares of common stock to be sold under the Equity  Line.  The Company is required to register  the shares  issuable  under the Equity Line  pursuant to a related  Registration Rights Agreement,  which requires the Company to register the shares no later  than 180 days  after  July 30,  2001.  In the  event  the  Company fails to obtain an effective  registration  statement within this time period,  the
Company is subject to  penalties.  As of September  30,  2001,  the Company has not filed a  registration  statement  and no  common  stock has been  issued  under the
Equity Line.

                          VIZARIO, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

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

On May 24, 2001,  Vizario  entered into a Stock  Exchange  Agreement and Plan of
Reorganization  (the  "Agreement") with Imaginon,  Inc., a Delaware  corporation
("Imaginon")  and  Wireless  Web Data,  Inc.  ("WWDI"),  a Delaware  Corporation
wholly-owned  by Imaginon.  Among other things,  the Agreement  provided for the
Company's purchase from Imaginon of all the issued and outstanding capital stock of WWDI in  exchange  for the  Company's  issuance of  20,000,000  shares of its authorized but unissued  common stock to Imaginon (the  "Exchange").  On May 10,
2001,  the  Company  filed  with  the  Securities  and  Exchange  Commission  an
Information  Statement  pursuant  to SEC Rule  14f-1  under the  Securities  and
Exchange  Act of 1934,  as  amended,  which  among other  things  described  the proposed Exchange and change of control (the "Information Statement").

On May 24, 2001,  pursuant to the  Agreement,  the Company  acquired all  6,000,000 issued and outstanding common shares of WWDI owned by Imaginon.

Effective  May 24, 2001,  the Company  underwent a change in control in  connection with the  consummation  of the  Exchange  in which  (i) the  sole  director  of the
Company  resigned,  and persons  designated by WWDI became the  Company's  board of directors;  (ii) the  Company's  executive  officers and the new board of directors appointed  replacement  officers;  and (iii) Imaginon, as the sole shareholder of WWDI, became  the holder of  20,000,000  shares of the  Company's  common  stock,  out of
24,768,000  shares issued and outstanding,  or  approximately  81% of the Company's voting  shares,  of which 920,000 of the 20,000,000  shares were then  subsequently transferred to officers and directors of Imaginon,  reducing  Imaginon's  ownership
percentage  to  77%.   Vizario  is  a  publicly  held  company  with  common  stock currently trading on the Over the Counter Bulletin Board under the symbol "VZRO".

Imaginon  designs,  manufactures  and sells software  products for the Internet and
telecommunications    markets.    Imaginon's   proprietary    technology,    called
"Transformational   Database  Processing  and  Playback"   ("TDPP"),   enables  the
creation of new business  and consumer  products  that  provide  user-friendly  and entertaining  access to multimedia  databases.  Imaginon's  founders were granted a
U.S. patent on May 18, 1999 for its "TDPP" technology.  Imaginon  test-marketed its first four products,  WebZinger,  WorldCities  2000,  sellONstream  and ImOn.comTV, between  January  1999  and July  2000.  These  products  are  trademarked  and are protected  under two U. S. Patents  issued to the founders of Imaginon,  which they have assigned to Imaginon.

In July 2000, Imaginon, Inc. formed a new wholly-owned subsidiary,  Wireless Web
Data, Inc. with the intention that WWDI would purchase assets, a patent license, and  proprietary  knowledge from  Imaginon,  Inc. WWDI was formed to develop and commercialize a new application of Imaginon  technology targeted at wireless Web data  acquisition,  formatting  and delivery.  WWDI changed its name to Vizario,
Inc. in May 2001.  The server and client  software to be developed by Vizario is designed to enable new data services for digital cell phones,  personal  digital assistants  ("PDA") and pocket PC's. The first new software developed by Vizario was the  multimedia  data  access  system,  Vizario,  for the Nokia  9210.  This software is in the Alpha testing phase.  One of the code modules of this Vizario system is the Vizario Video Condenser ("V V C"), which  condenses  digital video files so they can be rapidly  accessed on small  wireless  devices  with limited bandwidth.  V V C is presently  available  for  downloading  from the  Company's
Website.

Vizario is  utilizing  the  technology  purchased  from  Imaginon  to  develop  and commercialize  new  applications  for  wireless Web data  acquisition,  formatting, storage,  delivery and  presentation.  The Vizario server and client software being developed  by the Company is designed to enable the emerging  wireless  market with applications  that make  smart  phones and  pocket  PCs as  valuable  and useful as desktop PCs  hard-wired  to the  Internet.  The primary  target  customers  will be businesses that supply  wireless  devices to their  employees,  a market of over 30 million  users in the USA.  The  business  wireless  market is the  initial  target mainly because it allows  Vizario to leverage  Imaginon's  Gold  Certified  Partner relationship  with Microsoft on the server side of the  client-server  system.  The
secondary  market  target  customers  are  wireless  service  providers,   Internet
service  providers and media  properties  serving 522 million  Internet users and 9 million Web-connected cell phone and mobile device users.

Working  closely  with  Microsoft,  Vizario is  presently  developing  the  Vizario
Smartphone  and Vizario  Server  systems for the next  generation  of digital  cell phones and pocket PC's that will use the Windows.NET operating system.

Potential Products for Development

Vizario's  technology  has a large  number of potential  applications.  The Company has refined the market  opportunities  afforded by this  powerful  technology  into three general product  directions that serve as the basis for product  planning and development:

   Wireless Rapid Application Development System

   Vizario has  prototyped a system for the rapid  development  and  deployment  of data  access  and query  applications  on mobile  devices.  Such a system can be
   sold  as  both  a  horizontal,   consumer-facing   application   or  a  vertical
   application  targeted at specific industry  segments.  This product variation is the one presently running on the Nokia 9210 smart phone in Europe.

   Ubiquitous Point of Purchase System

   Vizario could develop a system for the location and  context-sensitive  delivery of promotional  offers to mobile-device  end users. In the current  distribution model,  couponing  requires a  tremendous  amount of effort from  consumers.  In order to  respond to a coupon,  the  consumer  has to format the offer  (clip it out) and  physically  transport  the offer to the place of sale at the time when the  purchase is made.  Promoters  have  traditionally  relied upon the strength of the offer to  compel  consumers  to  respond  and  purchase  specific  items, however,  it  is  clear  that  there  is a  need  for  increased  effectiveness.
   Vizario  coordinates  the  offer  with  both the time and  place of most  likely fulfillment, creating the world's first Ubiquitous Point of Purchase system.

   Streaming Video Search and Selection Service

   Vizario has  developed  the  first-ever  streaming  video  search and  selection
   system  focused  entirely  on  turning   narrowband   end-users  into  qualified
   consumers of streaming video.  Current  bandwidth  constraints  create a barrier to  consumption  by impeding the targeting and  consumption of what little video is  successfully  viewed by the narrowband  audience.  Vizario  Streaming  Video
   Search  and  Selection  Service  is  the  first  client-server  Internet  system focused on turning  narrowband  end-users into qualified  consumers of streaming video.

   Vizario  intends  to  provide  companies  with an easy way to  publish  video to dial-up  and mobile  users by giving  them the  ability  to  search,  browse and select  streaming  video assets  while  minimizing  any  reduction in quality of service.  The system is focused on making rich media  accessible  and  desirable to people for whom bandwidth is a barrier.

STRATEGY

Vizario is seeking to generate  revenues in three different  ways:  selling Vizario software  licenses  directly  to  businesses  and  institutions  for their own use, selling  subscriptions  to the Vizario data service via cell phone system partners, and selling access on a per-use micro-payment plan.

      Vizario Cell Phone Data Service

      By partnering with cell phone system  operators,  of which there are over 300 in the  U.S.  alone,  Vizario  will  be  able  to  offer  subscriptions  to a localized  version of Vizario's  database,  optimized for use on a cell phone or small PDA.  Localization  based on the radius of  coverage of a cell phone operator  means  creating a  database  that is  geographically  biased to the
      metropolitan   area  the  cell  phone  user  is   presently   in.   Vizario's
      icon-driven  input  capability  provides  the  cell  phone's  graphical  user interface  a compact  means of  representing  data  categories.  A search for local  restaurants  can start with the fork and knife icon,  then offer icons for fish, fowl,  vegetarian,  or other cuisine.  Vizario finds and displays a keypad-linked  list of  Web-based  results.  Then,  one  touch on the  keypad delivers mobile coupons for the type of restaurant selected.

      Vizario Access by Micro-payment Plan

      Vizario  could  set up its own  server  farm  accessible  to any  client  via
      TCP/IP and HTTP.  Formatted  reports could be requested  by, and  transmitted to anyone,  for a small fee.  The cost to Vizario for a 10-entry  report is a small  fraction  of 1 cent,  so prices  could be in the  pennies  per  report range and still be profitable.  To make the  transaction  overhead  feasible, users  would  have to agree to buy at least  $2.00  worth of  reports  within some reasonable time period, such as 90 days.

      Vizario Server Software Sales

      Vizario can be delivered to customers as a  self-installing  server  software package that runs on an  Intel-based  rack mount unit.  The  software,  which can be easily  customized  by each  business  customer,  is run under Windows
      2000 Server on the Intel  platform.  Vizario  server  software  automatically spawns clients  inside the user's  Microsoft  Internet  Explorer Web browser.
      Vizario's  server  side  software  will  transcode  Web or  intranet  content on-the-fly to any  Web-enabled  handheld  device running  Vizario  Smartphone software.

      Vizario  base  server  software  licenses  will range in price  depending  on market  acceptance.  In  addition  to the base  license  fee,  a royalty  per user,  per month will be charged.  This  royalty  will vary  depending on the feature set of the client-side Vizario software.

Business Potential and Audience Building Strategies

Vizario's  unique  capabilities  can be most highly  leveraged  when applied to the rapidly developing multiple device wireless  information  market.  According to the
Yankee Group,  there are over 300 million  digital  wireless device users worldwide in 2001.  This number is expected to grow to over 1 billion  users  within the next four  years.  This  market  spans all four of the  target  markets  identified  for
Vizario  above.  In  the  wireless  information  market,  the  Company  can  either license Vizario server  software,  or partner with  industry-leading  marketers and digital communications companies.

With over 300 cell phone  companies  in 734 cell phone  markets and 493 PCS markets in the  United  States,  there is  substantial  opportunity  to  customize  Vizario
Wireless  server  software  and  either  license  directly  to these  companies  or partner with them. In addition,  all kinds of  businesses  that use cell phones and
PDAs  extensively  can take  advantage of newly  allocated  digital  communications spectra to deploy private  wireless  networks.  These networks can interconnect the
Internet,  the  corporate  intranet  and  the  handheld  devices  to  substantially increase efficiency.

Initially,  Vizario  worked with wireless  hardware and  infrastructure  companies, including Motorola,  Sprint,  Microsoft,  Symbian and Nokia. Currently, the Company
is  focusing  on  Microsoft-centric  developments.  Once  the  Vizario  system  for
Windows-based  wireless devices is operational,  targeted marketing  materials will
be  distributed  in  conjunction   with  Microsoft,   communicating   the  business
propositions for software licensing.

In April  2001,  Imaginon  became a  Microsoft  Gold  Certified  Software  Partner,
Microsoft's  highest  level of  partnering  for  co-marketing  and  co-development.
This relationship  will be used to connect with Microsoft's  "Stinger" and "Merlin"
projects,  which are developing new wireless  software systems for third generation handheld devices to be manufactured by Compaq and Hewlett Packard and others.

COMPETITION

The market in which  Vizario  intends to sell its products is rapidly  evolving and intensely  competitive,  and management expects competition to intensify further in the future.  Vizario  believes  that  principal  competitive  factors in its market are consumers'  willingness to pay for add-on  services over the Internet such as a fee for the use of the Vizario System, the desire of cellular  telephone  companies and Internet  operators to build their own wireless data services,  that demand for alliances and agreements  with cellular  telephone  companies may exceed the supply thereby  pushing  prices down,  the ability of data and content  owners to restrict access to their data and  content  and  relatively  low  barriers to entry into the relevant  markets by search  engine  companies  and  others.  Certain of  Vizario's
current  and  many  of  its  potential   competitors  have  significantly   greater
financial,  marketing,  technical and other  resources than those of Vizario.  This competition  may  result in reduced  operating  margins,  loss of market  share and diminished  value in Vizario's  brand.  There can be no assurance that Vizario will be able to compete  successfully  against current and future competitors.  Further, as a strategic  response to changes in the  competitive  environment,  Vizario may, from  time to time,  make  certain  pricing,  service  or  marketing  decisions  or acquisitions  that could have a material  adverse  effect on its business,  results of operations and financial condition.

In the rapidly  evolving  wireless Web arena,  at least five potential  competitors have announced  that they will soon have products  available:  Crescent  Deviceware of New York City, Ask Jeeves, of Emeryville,  California,  Inktomi, of Foster City,
California,  IBM, of Armonk, NY, and AlterEgo, of Redwood City,  California.  Given
the size of the  potential  marketplace,  there may be  additional  entrants by the
end  of  2001  including  other  search  engine   companies  and  Internet  Service
Providers.   Vizario   believes  the  Vizario   System  will  give  it  significant
competitive  advantages  versus all of the companies  mentioned above.  Among these advantages are:

-     For wireless network operators (carriers):
        -     Fast to implement
        -     Minimizes bandwidth requirements
        -     Good User Interface, for strong user acceptance
        -     Ability to leverage Vizario service infrastructure, if desired

-     For consumers (especially business consumers):
        -     Ease of use (especially on small screens, at low bandwidth)
        -     Cost-effective data transmission
        -     Ability to deliver critical data types

-     For content owners:
        -     Ease of deployment (publishing) of content for vertical market segments
        -     Intuitive tools for content creation
        -     Ability to leverage Vizario server infrastructure, if desired

LIMITED OPERATING HISTORY

Vizario has only  recently  been  reorganized  and is a company in the  development stage.  Thus,  it has an extremely  limited  history on which to base an evaluation of its business and  prospects.  Vizario's  prospects  must be  considered in light of the risks,  uncertainties,  expenses and difficulties  frequently encountered by companies in their early stages of development,  particularly  companies in rapidly
evolving   markets  such  as   telecommunications.   To  address  these  risks  and
uncertainties,  Vizario  must,  among other things,  obtain,  maintain and increase the  number of its  customers,  maintain  and  enhance  its  brand,  implement  and execute its business and marketing strategy  successfully,  continue to enhance its products  and  services to meet the needs of a changing  market,  provide  superior customer  service,  respond to  competitive  developments  and attract,  integrate, retain and motivate  qualified  personnel.  There can be no assurance  that Vizario will be successful  in  accomplishing  any or all of these things,  and the failure to do so could have a material  adverse  effect on Vizario's  business,  results of operations and financial condition.

RESULTS OF OPERATIONS

The  following  discussion  and analysis of the Company's  financial  condition and results of operations  should be read in conjunction  with the Company's  unaudited condensed consolidated financial statements and notes.

Net Revenues, Costs Of Revenues, And Gross Profit

The Company had no  significant  revenues in the nine months  ended  September  30,
2001,  and  therefore  no  significant  costs  of  revenues  or gross  profit.  The
Company's  business  strategy is to focus on the continuing  development of new and more  profitable  software  tools using the  technology  acquired  from its parent,
Imaginon.

Research And Development Expenses

Research and  development  expenditures  for the three months and nine months ended
September  30, 2001 totaled  $76,951 and  $166,820,  respectively.  In August 2001, the Company and Imaginon reduced the size of their  engineering  staff in an effort
to  most  efficiently   utilize  the  Company's   assets.   The  reduction  in  the
engineering  staff and related research and development  could adversely affect the
Company's plans to develop its products.

Sales And Marketing Expenses

For the  three  months  and  nine  months  ended  September  30,  2001,  sales  and marketing  expenses  were  $44,749  and  $121,930,  respectively.  The  Company  is focusing  its  efforts  on  product  development  and  refinement,  however,  it is continuing  its ongoing  efforts to build  strategic  relationships  and market the
Company and its products to potential customers.

General And Administrative Expenses

For the three  months  and nine  months  ended  September  30,  2001,  general  and administrative  expenses  were  $600,603 and  $874,929,  respectively.  Out of this third quarter 2001 total,  employee payroll  constituted 3%,  approximately 47% was for stock-based  compensation  expense for consulting  services,  10% was for legal
and  accounting   services,   corporate   filings  and   reporting,   and  39%  was
amortization  expense  of the  technology  related  to  the  Vizario  project.  The remaining  1% was for  rent,  utilities,  communications,  computer  equipment  and supplies,  office  supplies,  public  relations,  travel,  and other  miscellaneous expenses.

Other Income (Expense)

Interest  income of $104 was earned in the nine months  ended  September  30, 2001, while  interest  expense of $228,641  was  recorded  for this period in  connection with the notes from investors and the license fees payable to Imaginon.

LIQUIDITY AND CAPITAL RESOURCES

At September  30,  2001,  Vizario's  cash was $273 and it had a working  capital deficit  of  $2,047,342.  This use of cash and  working  capital  was  primarily related to the use of cash in meeting the operating  expenditures  for the three primary  categories  of General and  Administrative,  Sales and  Marketing,  and
Research and Development, and to repay Imaginon liabilities.

The Company funds its operations  through  advances from Imaginon,  Inc., and funds received in exchange  for  advances  and notes  payable to outside  investors  (the
"Investors").  The  Company  has  been  economically  dependent  on  Imaginon.  The
independent   auditors'  report  on  Imaginon's   December  31,  2000  consolidated
financial statements includes an explanatory  paragraph that describes  substantial doubt  about  Imaginon's  ability to  continue as a going  concern.  The  Investors have advanced funds to the Company,  primarily in  anticipation  of the issuance of
Series A Preferred  Stock.  Through  September  30, 2001,  net advances of $930,000 had been received  from the  Investors,  of which  $59,000 was  satisfied  upon the exercise of warrants for 59,000 shares of common  stock,  and $278,000 of which was satisfied  in  consideration  of the  issuance  of 278 shares of Series A Preferred
Stock  and  warrants  to  purchase  55,600  shares  of  common  stock.   Additional
advances of $35,000 were received from Investors in October 2001.

Effective  July 30,  2001,  the Company  entered into a $5 million  Private  Equity
Line of  Credit  Agreement  (the  "Equity  Line"),  whereby  subject  to terms  and conditions  of the Equity  Line,  the  Company  may sell to the  investor  up to $5 million of the  Company's  common stock  during a two-year  commitment  period,  as defined,  which  commences  upon the  effective  date of a  registration  statement registering  the  common  stock to be sold  under the  agreement.  The  Company  is required  to register  the shares of common  stock  issuable  under the Equity Line pursuant  to a related  Registration  Rights  Agreement,  in which the  Company  is required  to  register  the shares no later than 180 days after July 30,  2001.  In the event the Company fails to obtain an effective  registration  statement  within this time period, the Company is subject to penalties.

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

Recently Issued Accounting Pronouncements

In July 2001, the Financial  Accounting  Standards Board ("FASB") issued  Statement of Financial  Accounting Standard ("SFAS") No. 141, Business  Combinations and SFAS
No. 142,  Goodwill and Other  Intangible  Assets.  SFAS No. 141  requires  that the purchase  method of  accounting  be used for all  business  combinations  initiated after June 30, 2001.  Use of the  pooling-of-interests  method is prohibited  after that date.  SFAS No.  142  changes  the  accounting  for  goodwill  and  intangible assets with  indefinite  lives from an  amortization  method to an  impairment-only approach and  requires  intangible  assets with finite  lives to be amortized  over their useful  lives.  Therefore,  amortization  of goodwill and  intangible  assets with  indefinite  lives will cease upon  adoption of this  statement.  SFAS No. 142 is required to be applied in fiscal years  beginning  after  December 15, 2001. The
Company is currently  assessing the impact,  if any, that SFAS No. 141 and SFAS No.
142 may have on its financial condition and results of operations.

In August  2001,  the FASB  issued  SFAS No.  144,  Accounting  for  Impairment  or
Disposal of Long-Lived Assets,  which addresses  accounting and financial reporting for the  impairment or disposal of long-lived  assets.  This statement is effective for fiscal  years  beginning  after  December  15,  2001.  The Company is currently assessing  the  impact,  if  any,  that  SFAS  No.  144 may  have on its  financial condition and results of operations.

                          VIZARIO, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

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

                  None

      Item 5.     Other Information

                  Not applicable

      Item 6. Exhibits and Reports on Form 8-K

              Exhibits

                  None

      Reports on Form 8-K

(b)   Report on Form 8-K filed July 23, 2001 for Item 4. Change in Registrant's
         Certifying Accountant and Item 7. Exhibits Index.

                          VIZARIO, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

      SIGNATURES

      Pursuant to the  requirements  of the  Securities Act of 1934, the Registrant and has duly  caused  this  report to be signed on its  behalf by the  undersigned, thereunto  duly  authorized,  in the City of San Carlos,  State of  California,  on
November 19, 2001.

                                          VIZARIO, INC.

                                          By:/s/ James A. Newcomb
                                             ---------------------
                                          James A. Newcomb,
                                          President and Chief Executive Officer

         SIGNATURES                      TITLE                       DATE
         ----------                      -----                       ----

/s/ James A. Newcomb          Chief Executive Officer     November 19, 2001
--------------------           and Director
James A. Newcomb