Form 10KSB
period 2001-12-31
VIZARIO INC
filed 2002-07-24
CIK 1097452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                                   (Mark One)
               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

       For the transition period from ________________ to ________________

                         Commission File Number 0-28073

                                  VIZARIO, INC.
             (Exact name of registrant as specified in its charter)

Nevada                                                                84-0920934
----------------------------                                 -------------------
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

Check if there will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. YES [X] NO [ ]

State the issuer's revenues for its most recent fiscal year:       $449

As of June 30, 2002, 30,792,681 shares of Common Stock were outstanding and the aggregate market value of the shares (based upon the average of the bid and asked prices of the shares on the over-the-counter market) of Vizario, Inc., held by non-affiliates on May 15, 2002*, was approximately $647,000.

* May 15, 2002 was the last date of trading of the Company's common stock on the OTC Market.

Transitional Small Business Disclosure Format (Check One) YES ___ NO  X
                                                                     ---

                          VIZARIO, INC AND SUBSIDIARIES

                                   FORM 10-KSB

This report may contain certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represent our expectations or beliefs, including but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as may, will, expect, believe, anticipate, intent, could, estimate, might, or continue or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, managing and maintaining growth, volatility of stock price and any other factors discussed in this and our other filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Vizario, Inc. ("Vizario", or the "Company"), a Nevada corporation, is the successor to Gallagher Research Corporation ("GRC"). GRC was incorporated on April 2, 1999, for the purpose of entering into a merger with and reincorporating its predecessor, Gallagher Research and Development Company ("GRDC"), a Colorado corporation organized on July 27, 1983. Prior to October 1998, GRDC was an independent oil and gas service firm that provided geological, geophysical and geochemical services in North America and internationally. Subsequently, GRC developed a new business plan to either acquire a small to medium-size business (or its assets) actively engaged in a business generating revenues or having immediate prospects of generating revenues, or to originate a business.

On May 24, 2001, Vizario entered into a Stock Exchange Agreement and Plan of Reorganization (the "Agreement") with Imaginon, Inc., a Delaware corporation ("Imaginon") and Wireless Web Data, Inc. ("WWDI"), a Delaware Corporation wholly-owned by Imaginon. The Agreement provided for the Company's purchase from Imaginon of all the issued and outstanding capital stock of WWDI in exchange for the Company's issuance of 20,000,000 shares of its authorized but unissued common stock to Imaginon (the "Exchange"). On May 10, 2001, Vizario filed with the Securities and Exchange Commission an Information Statement pursuant to SEC Rule 14f-1 under the Securities and Exchange Act of 1934, as amended, which among other things described the proposed Exchange and change of control (the "Information Statement").

On May 24, 2001, pursuant to the Agreement, Vizario acquired all 6,000,000 issued and outstanding common shares of WWDI owned by Imaginon.

Effective May 24, 2001, Vizario underwent a change in control in connection with the consummation of the Exchange in which (i) the sole director of the Company resigned, and persons designated by WWDI became the Company's board of directors; (ii) the Company's executive officers; and the new board of directors appointed replacement officers; and (iii) Imaginon, as the sole shareholder of WWDI, became the holder of 20,000,000 shares of the Company's common stock, out of 24,768,000 shares issued and outstanding, or approximately 80.75% of the Company's voting shares, of which 920,000 of the 20,000,000 shares were then subsequently transferred to officers and directors of Imaginon, reducing Imaginon's ownership percentage to 77%. Vizario is a publicly held company with common stock traded on the Over the Counter Bulletin Board under the symbol "VZRO" during 2001. As of the date of this filing, Vizario's common stock is not listed on the OTCBB, due to not filing its December 31, 2001 annual Form 10-KSB and its March 31, 2002, Form 10-QSB timely.

We are a technology company whose name is also the title of our premier software. "Vizario" software is intended to supercede Internet search engines and web browsers on 2nd generation ("2G") wireless devices - the new generation of cell phones, PDA's and pocket computers. 2G devices communicate at higher data rates, typically between 33 kbps and 144 kbps. Vizario technology is software designed to optimize data acquisition and transmission - especially of media data like video, audio and pictures. Vizario plans to give wireless end users the kind of access to the Internet they are used to getting from desktop computers. Vizario products are designed to present users with what they need:
Web page summaries, audio clips, text, graphics and video clips - Vizario displays it, stores it and updates it. The technology underlying the Vizario software is protected under U.S. patents licensed by Vizario from Imaginon, Inc.

In July 2000, Imaginon, Inc. formed a new wholly-owned subsidiary, Wireless Web Data, Inc. with the intention that WWDI would purchase assets, a patent license and know-how from Imaginon, Inc. WWDI was formed to develop and commercialize a new application of Imaginon technology targeted at wireless Web data acquisition, formatting and delivery. WWDI changed its name to Vizario, Inc. in May 2001 in connection with the Stock Exchange Agreement and Plan of Reorganization described above. In April 2001, Vizario acquired technological license rights from its parent company, Imaginon.

Imaginon designs, manufactures and sells software products for the Internet and telecommunications markets. Imaginon test-marketed its first four products, WebZinger, WorldCities 2000, sellONstream and ImOn.comTV, between January 1999 and July 2000. These products are trademarked and are protected under two U. S. Patents issued to the founders of Imaginon, which they have assigned to Imaginon. Imaginon's proprietary technology, called "Transformational Database Processing and Playback" ("TDPP"), enables the creation of new business and consumer products that provide user-friendly and entertaining access to multimedia databases. Imaginon's founders were granted a U.S. patent on May 18, 1999 for its "TDPP" technology. TDPP is a software system for acquiring data from disparate sources, reorganizing and processing the data into a tree-like structure, and then providing a means for playback of the data in an interactive way.

In connection with Vizario's acquisition of computer software and technological rights related to the TDPP technology, the Company plans to make business training and product promotional videos navigable and interactive in a similar way. Examples of business training, education and product promotion using TDPP technology are available for public viewing on Imaginon's web site, under the "View Demo" link.

Vizario has not had any sales to date of any product based on TDPP.

The independent auditor's report on Vizario's consolidated financial statements as of December 31, 2001, includes a "going-concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Further, Vizario has been economically dependent on Imaginon. In addition, we have been informed by Imaginon that the independent auditor's report on Imaginon's December 31, 2001 consolidated financial statements will include an explanatory paragraph that describes substantial doubt about Imaginon's ability to continue as a going concern. It should be noted that the following information summarizes recent activities and outlines Vizario's strategic plans, however, that many of the activities described below have been suspended as of June 30, 2002, pending the receipt of additional funding through debt or equity financing. The Company has experienced difficulty and uncertainty in meeting its liquidity needs in 2001 and 2002, and will require additional funding in order to execute the research and development, sales and marketing, and operational plans described below.

The server and client software to be developed by Vizario will enable new data services using digital cell phones, personal digital assistants and pocket PC's. The first new software developed by Vizario was the multimedia data access system, Vizario, for the Nokia 9210. This software's Alpha testing phase was completed by a Vizario subcontractor in Europe in January 2002, which consisted of the testing of the Vizario System with Vizario Server running on a Windows 2000 Server and with the Nokia 9210 running the Vizario Client. The Nokia 9210 is not sold in the USA. The Beta version of the product is in development now, and it is estimated that completion of the Beta version will take 6 months and $120,000 of development expense, followed by approximately two months and $50,000 to finalize a commercial release. One of the code modules of this Vizario system is the Vizario Video Condenser ("V V C"), which condenses digital video files so they can be rapidly accessed on small wireless devices with limited bandwidth. V V C is presently available for downloading from the Company's Website.

Vizario is utilizing Imaginon's technology to develop and commercialize new applications for wireless Web data acquisition, formatting, storage, delivery and presentation. The Vizario System Server under development is a client-server software product that is installed on a Windows 2000 Server and accessed by Windows XP or CE clients, who may be wired to a network or connected wirelessly. The system administrator, who can elect to allow clients to configure some or all aspects of the Vizario service, initializes and manages the Vizario Server. Vizario Server software locates data in local or remote databases, including the internet, fetches the data, formats it for viewing, stores it, and then makes it available to Vizario clients. For example, a business that installs Vizario on its server can feed digital media content, such as product information, training videos, and trouble-shooting guides to all its field staff, who access that information using Vizario Client software on a PocketPC or a "Vizario SmartPhone," which is the proposed trade name of the Vizario Client running on a Microsoft Smartphone. Vizario Client software is the end-user's interface for accessing the Vizario Server, receiving Vizario data and viewing it. The Vizario Server and Client software being developed by Vizario are designed to enable the emerging wireless market with applications that make smart phones and pocket PCs as valuable and useful as desktop PCs hard-wired to the Internet. The primary target customers will be businesses that supply wireless devices to their employees, a market of over 30 million users in the USA.

The business wireless market is the initial target mainly because it allows Vizario to leverage Imaginon's Gold Certified Partner relationship with Microsoft on the server side of the client-server system. The secondary market target customers are wireless service providers, Internet service providers and media properties serving an estimated 522 million Internet users and 9 million Web-connected cell phone and mobile device users. Both the Vizario System Server and the Vizario System Client are currently in the Beta version of development, and are anticipated to be ready for commercial sale in the 4th quarter of 2002 if the Company can obtain adequate funding for development. Development of another product, "Vizario World Agent" has been suspended, pending completion of the Beta testing phase of Vizario System.

The Company anticipates initially marketing its products in the North American market. Products will be distributed via download from Vizario's Web site. Based on market acceptance and commercial success of Vizario's software, software resellers may be utilized after products are launched.

POTENTIAL PRODUCTS FOR DEVELOPMENT
----------------------------------

Vizario's technology has a large number of potential applications. The Company has refined the market opportunities afforded by this powerful technology into two general product directions that serve as the basis for product planning and development:

     WIRELESS RAPID APPLICATION DEVELOPMENT SYSTEM
     ---------------------------------------------

     Vizario has prototyped a system for the rapid development and deployment of data access and query applications on mobile devices. This product variation is the version in Alpha test mode on the Nokia 9210 smart phone in Europe, but is not yet commercially available. Such a system can be sold as both a horizontal, consumer-facing application or a vertical application targeted at specific industry segments. For example, a horizontal, consumer-facing software application of Vizario could be offered by a media-focused business, such as a publisher that operates TV, radio and print divisions. The Vizario application would be hosted on the business' server. From the server, PDA's with Web access would receive offers through their Web browser of free Vizario software for custom access to movie clips, pictures and audio clips. Such an application would offer free Vizario Client software for PDA's. Once this Vizario Client PDA software is downloaded and installed on the user's PDA, a Vizario icon will appear on the PDA main screen. When the icon is selected, the Vizario client will query the user as to their media interests. Then, the next time the icon is selected, the user would receive whatever video clips, audio clips and pictures are made available by the Vizario Server Software matching the user's preferences. This is referred to as a "horizontal" application because the audience is any consumer. On the other hand, a vertical application is industry specific. For example, a real estate brokerage business could install Vizario Server to make video tours and slide shows of homes available to their real estate agents and selected customers. Vizario Server's database would be limited to specific properties that have digital slide shows or video tours stored on the servers. Access to the digital media reports on these properties would be limited to Vizario customers that have permission to access the server.

     Streaming Video Search and Selection Service
     --------------------------------------------

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


STRATEGY
--------

Vizario is seeking to generate revenues in three different ways: selling Vizario software licenses directly to businesses and institutions for their own use, selling subscriptions to the Vizario data service via cell phone system partners, and selling access on a per-use micro-payment plan.

         Vizario Cell Phone Data Service
         -------------------------------
         By partnering with cell phone system operators, of which there are over 300 in the U.S. alone, Vizario will be able to offer subscriptions to a localized version of Vizario's database, optimized for use on a cell phone or small PDA. Localization based on the radius of coverage of a cell phone operator means creating a database that is geographically biased to the metropolitan area the cell phone user is presently in. Vizario's icon-driven input capability provides the cell phone's graphical user interface a compact means of representing data categories. A search for local restaurants can start with the fork and knife icon, then offer icons for fish, fowl, vegetarian, or other cuisine. Vizario finds and displays a keypad-linked list of Web-based results. Then, one touch on the keypad delivers mobile coupons for the type of restaurant selected.

         Vizario Access by Micro-payment Plan
         ------------------------------------
         Vizario has the business option of making the Vizario System available in the marketplace as a service, accessible to any client via TCP/IP and HTTP. In this business model, Vizario would operate a large group of servers at an Internet hub location, and businesses that want to offer Vizario capabilities to their staff or consumers of their products would buy access to the Vizario System on a metered per-megabyte/per-minute basis. Formatted reports could be requested by, and transmitted to anyone, for a small fee. The Vizario System will be delivered as a downloadable binary file that uses Windows Installer Services to install itself on the customer's server. This is how Vizario Video Condenser (V V C) is currently delivered.

         Vizario Server Software Sales
         -----------------------------
         Vizario can be delivered to customers as a downloadable, self-installing server software package. The software, which can be easily customized by each business customer, is run under Windows 2000 Server on the Intel platform. Vizario's server side software will deliver Web or intranet content on-the-fly to any Web-enabled handheld device running Vizario Smartphone software. Put simply, Vizario will license its software to businesses at a price based on the number of Windows licenses already owned by the businesses.

         Vizario base server software licenses will range in price depending on market acceptance. In addition to the base license fee, a royalty per user, per month will be charged. This royalty will vary depending on the feature set of the client-side Vizario software.


Business Potential and Audience Building Strategies
---------------------------------------------------

Vizario's unique capabilities can be most highly leveraged when applied to the rapidly developing multiple device wireless information market. It has been widely reported that there are currently over 400 million digital wireless device users, primarily cell phone users, and according to the Wireless Industry Association (www.wirelessindustry.com) and the Wireless Researcher, Inc., (www.wirelessresearcher.com) this number is expected to grow to over 1 billion users within the next four years. This market spans all of the target markets identified for Vizario above. In the wireless information market, the Company can either license Vizario server software, or partner with industry-leading marketers and digital communications companies.

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

Initially, Vizario worked with wireless hardware and infrastructure companies, including Motorola, Sprint, Microsoft, Symbian and Nokia. Currently, Vizario is focusing on Microsoft-centric developments. Once the Vizario system for Windows-based wireless devices is operational, targeted marketing materials will be distributed in conjunction with Microsoft, communicating the business propositions for software licensing.

In April 2001, Imaginon became a Microsoft Gold Certified Software Partner, Microsoft's highest level of partnering for co-marketing and co-development. This relationship will be used to connect with Microsoft's "Stinger" and "Merlin" projects, which are developing new wireless software systems for third generation handheld devices to be manufactured by Hewlett Packard and others.

The main barrier to Vizario's success is the limited availability of capital. Vizario estimates that it will need adequate marketing funds, which are estimated to be in the range of $500,000 - $750,000 to ensure adequate market penetration. Management does not feel that there are any technical or cultural barriers to success.

COMPETITION

The market in which Vizario will sell its products is rapidly evolving and intensely competitive, and management expects competition to intensify further in the future. Vizario believes that principal competitive factors in its market are consumers' willingness to pay for add-on services over the Internet such as a fee for the use of the Vizario System, the desire of cellular telephone companies and Internet operators to build their own wireless data services, that demand for alliances and agreements with cellular telephone companies may exceed the supply thereby pushing prices down, the ability of data and content owners to restrict access to their data and content and relatively low barriers to entry into the relevant markets by search engine companies and others. Some of Vizario's current and many of its potential competitors have significantly greater financial, marketing, technical and other resources than those of Vizario. Increased competition may result in reduced operating margins, loss of market share and diminished value in Vizario's brand. There can be no assurance that Vizario will be able to compete successfully against current and future competitors. Further, as a strategic response to changes in the competitive environment, Vizario may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, results of operations and financial condition.

In the rapidly evolving wireless Web arena at least five potential competitors have announced that they will soon have products available: Crescent Deviceware of New York City, Ask Jeeves, of Emeryville, California, Inktomi, of Foster City, California, IBM, of Armonk, NY, and AlterEgo, of Redwood City, California. Given the size of the potential marketplace, there may be additional entrants by the end of the year 2002 including other search engine companies and Internet Services Providers. Vizario believes the Vizario System will give it significant competitive advantages versus all of the companies mentioned above. Among these advantages are:

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

LIMITED OPERATING HISTORY

Vizario has an extremely limited operating history on which to base an evaluation of its business and prospects. Vizario's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in rapidly evolving markets such as telecommunications. To address these risks and uncertainties, Vizario must, among other things, obtain, maintain and increase the number of its customers, maintain and enhance its brand, implement and execute its business and marketing strategy successfully, continue to enhance its products and services to meet the needs of a changing market, provide superior customer service, respond to competitive developments and attract, integrate, retain and motivate qualified personnel. There can be no assurance that Vizario will be successful in accomplishing any or all of these things, and the failure to do so could have a material adverse effect on Vizario's business, results of operations and financial condition.

Vizario incurred $186,819 of research and development expenses for the year ended December 31, 2001, $5,500 for the period from July 17, 2000 through December 31, 2000, and $192,319 for the period from July 17, 2000 through December 31, 2001, in connection with the development of various software products.

Vizario had no employees as of December 31, 2001 or as of June 30, 2002. As of December 31, 2001, Vizario was utilizing the services of 7 Imaginon, Inc. employees, as well as approximately 8 outside consultants, to perform the sales and marketing, research and development, and general and administrative functions of the Company.

ITEM 2.    DESCRIPTION OF PROPERTY

(a)   Facilities

Vizario rents office space on a month-to-month basis from Imaginon, Inc. Vizario shares the corporate office space of Imaginon, Inc. at 1313 Laurel Street, San Carlos, CA 94070. The offices consist of approximately 6,100 square feet. Vizario is responsible for approximately $48,000 of the total annual rental payments of $154,000. Imaginon's leases for the office space expire at various dates through 2007.

(b) and (c)

      Not applicable.

ITEM 3.  LEGAL PROCEEDINGS

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)   Market Information.

Our common stock was available for quotation on the OTC Bulletin Board under the symbol VZRO from June 18, 2001 through May 15, 2002, after which date trading has been suspended. If and when Vizario regains current status with its filings with the SEC, its stock may resume trading on the OTCBB, or the Pink Sheets. The following table sets forth the range of high and low prices of our common stock and warrants as quoted by NASDAQ.

These market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

      --------------------------------------------- -------------------------
                                                       Common stock prices
      --------------------------------------------- -------------------------
                           2001                           High         Low
      --------------------------------------------- ------------ ------------
      First Quarter            (1/1/01 - 3/31/01)       $     *      $     *
      ---------------------- ---------------------- ------------ ------------
      Second Quarter           (4/1/01 - 6/30/01)     $  2.1000    $  1.0100
      ---------------------- ---------------------- ------------ ------------
      Third Quarter            (7/1/01 - 9/30/01)     $  1.8000    $   .2400
      ---------------------- ---------------------- ------------ ------------
      Fourth Quarter          (10/1/01 - 12/31/01)    $   .5400    $   .2900
      ---------------------- ---------------------- ------------ ------------
                           2000
      --------------------------------------------- ------------ ------------
      First Quarter            (1/1/00 - 3/31/00)       $     *      $     *
      ---------------------- ---------------------- ------------ ------------
      Second Quarter           (4/1/00 - 6/30/00)       $     *      $     *
      ---------------------- ---------------------- ------------ ------------
      Third Quarter            (7/1/00 - 9/30/00)       $     *      $     *
      ---------------------- ---------------------- ------------ ------------
      Fourth Quarter          (10/1/00 - 12/31/00)      $     *      $     *
      ---------------------- ---------------------- ------------ ------------

* For the periods from January 1, 1999 through June 17, 2001, there was no active public market for the common stock of Gallagher Research Corporation, our predecessor. On June 18, 2001, our common stock began trading on the over the counter market under the symbol "VZRO."

(b)   Holders.

As of December 31, 2001, there were approximately 200 holders of record of our common stock.

(c)   Dividends.

We have not declared or paid dividends on our Common Stock, nor do we anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund operations and for the continued development of our business. Under the Series A Preferred Stock agreement, no dividends may be paid on common stock until cumulative dividends in arrears have been paid. Further, our prior loan agreements provided that without the prior written consent of the lender, we could not declare or pay any dividend on any class of stock until satisfaction of all liabilities under the loan agreements.

(d) Sales of Unregistered Securities

The Company currently has one class of preferred stock outstanding, the Series A 8% Convertible Preferred Stock, of which 5,000,000 shares are authorized for issuance. As of December 31, 2001, 278 shares had been issued (to L&H Capital Funding/Alpha Capital) of which 25 preferred shares were converted into 107,672 shares of common stock in November 2001, and 526 subscribed for but not yet issued. Investors have advanced funds during 2001 for the purpose of Series A Subscriptions, as follows:

--------------------------------------------- --------------------------------
   Investor                                            Amount Funded
--------------------------------------------- --------------------------------

--------------------------------------------- --------------------------------
   L&H Capital Funding/Alpha Capital                            $ 278,000
--------------------------------------------- --------------------------------
   Joe Maenza                                                     150,000
--------------------------------------------- --------------------------------
   Ralph Grills                                                   126,000
--------------------------------------------- --------------------------------
   Jimmy Dean Dowda                                                50,000
--------------------------------------------- --------------------------------
   Dale Steen DDS, IRA                                             50,000
--------------------------------------------- --------------------------------
   Jesse Reggio                                                    25,000
--------------------------------------------- --------------------------------
   John Vasquez                                                    25,000
--------------------------------------------- --------------------------------
   John Black, TTEE                                                25,000
--------------------------------------------- --------------------------------
   William Pallack                                                 25,000
--------------------------------------------- --------------------------------
   Jerry Rosenblatt                                                25,000
--------------------------------------------- --------------------------------
   Frederick Lenz                                                  25,000
--------------------------------------------- --------------------------------
   Total 2001 Series A Subscriptions                              804,000
--------------------------------------------- ================================

The Series A 8% Cumulative Convertible Preferred Stock has priority over the common stock and all other classes and series of equity securities of our company in the event of a liquidation of the Company. Holders of shares of the Series A 8% Cumulative Convertible Preferred Stock are entitled to, among other things, an 8% quarterly dividend based on the Stated Value of such shares ($1,000), which is payable at the option of the Company in cash or in additional shares of the Series A 8% Cumulative Convertible Preferred Stock at a rate of one share of Series A Preferred Stock per $1,000 of such dividend not paid in cash. The Series A convertible preferred shares are entitled to a liquidation preference amount of $1,000 per share plus all accrued and unpaid dividends.

Holders of the Series A 8% Cumulative Convertible Preferred Stock are entitled to convert their Series A Preferred Stock at any time by delivery of notice to us. The number of shares of common stock into which the Series A 8% Cumulative Convertible Preferred Stock converts is determined by multiplying the sum of the Stated Value per share and, at the shareholder's election, the amount of accrued and unpaid dividends, times the conversion price of 65% of the average of the 3 lowest closing bid prices for the 10 days immediately preceding the conversion. The conversion price will be adjusted to reflect dividends on the common stock, common stock splits or other reclassification of the common stock or the merger of the company with or into any other corporation.

The Series A 8% Cumulative Convertible Preferred Stock does not have voting rights.

On November 16, 2001, the Company issued 107,072 shares of common stock to Alpha Capital AG. The stock was issued in connection with the conversion of 25 shares of Vizario Series A 8% Convertible Preferred stock.

On March 4, 2002, the Company issued a note payable in the amount of $145,000 to Alpha Capital, AG, in consideration for cash proceeds of $100,000 and in satisfaction of accrued liabilities in the amount of $45,000. The Holders of the note are entitled to convert the note into the Company's common stock at any time by delivery of notice to us. The number of shares of common stock into which the note converts is determined by multiplying the value of the note, plus accrued interest, times the conversion price equal to the lesser of $0.0875 per share or 70% of the average of the 3 lowest closing bid prices for the 30 days immediately preceding the conversion. The conversion price will be adjusted to reflect dividends on the common stock, common stock splits or other reclassification of the common stock or the merger of the Company with or into any other corporation.

In addition, the Company issued warrants to purchase up to 1,000,000 shares of the Company's common stock to Alpha Capital AG. The warrants are exercisable at a price of $.25 per share, and can be exercised within 3 years of the date of issuance.

On April 19, 2002, the Company issued 989,509 shares of common stock to Alpha Capital AG. The stock was issued in connection with the conversion of 50 shares of Vizario Series A 8% Convertible Preferred stock.

In January 2002, the Company issued 150,000 shares of common stock valued at $33,500 in satisfaction of accrued liabilities. On March 26, 2002, the Company issued 660,000 shares of common stock to Redwood Consultants et al, in exchange for consulting services provided to the Company. The total value of the shares issued, based on the quoted market price of the common stock on the date of issuance, was approximately $82,500.

With respect to each of the foregoing issuances, the Company believes that the offering was exempt from registration under the Securities Act by reason of
Section 4(2) thereof and/or Regulation D under the Securities Act as a non-public sale of securities due to the absence of a general solicitation, the general nature and circumstance of the sale, including the qualification of the purchasers, and the restrictions on resales of the securities acquired. All of the securities were sold privately, and no underwriters were involved in any of the issuances.



ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

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


OVERVIEW

The independent auditor's report on Vizario's consolidated financial statements as of December 31, 2001, includes a "going-concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

Vizario is a publicly held company, however, trading of the Company's common stock was suspended from trading on the OTCBB on May 15, 2002. If, and when, the Company becomes current in its filings with the SEC, the Company's common stock may resume trading on the OTCBB or the Pink Sheets.

In July 2000, Imaginon, Inc. formed a new wholly-owned subsidiary, Wireless Web Data, Inc. with the intention that WWDI would purchase assets, a patent license and know-how from Imaginon, Inc. WWDI was formed to develop and commercialize a new application of Imaginon technology targeted at wireless Web data acquisition, formatting and delivery. WWDI changed its name to Vizario, Inc. in May 2001. Certain technology developed by Imaginon is protected under two U. S. Patents issued to the founders of Imaginon, which they have assigned to Imaginon. The patents are herein incorporated by reference (See Item 13), and also noted on the front page of Vizario's website at www.vizario.com.

Effective April 23, 2001, Vizario entered into a Technology License Agreement with Imaginon, whereby Imaginon agreed to grant to the Company, an exclusive world-wide, perpetual right and license, subject to certain limitations, as defined, to use, reproduce, distribute and modify certain licensed technology previously developed by Imaginon, including the WebZinger and Vizario Internet search engine software. The Company is required to pay all license fees and royalties with respect to any third-party proprietary rights, of which none have been incurred through December 31, 2001.

RESULTS OF OPERATIONS

The following discussion and analysis of Vizario's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes.

The following table sets forth certain consolidated operating results of Vizario for the periods as indicated below.

                                                                  Since July 17,
                                                                    2000 (date
                                                                   of inception)
                                                    Year ended       through
                                                    December 31,    December 31,
                                                        2001            2001
                                                    -----------     -----------
     Net revenues                                   $       449     $       449
     Gross profit                                           304             304
     Research and development                           186,819         192,319
     Sales and marketing                                133,267         133,267
     General and administrative                       1,324,644       1,344,147
     Impairment of intangible assets                  1,251,667       1,251,667

     Net loss                                       $(3,179,224)    $(3,204,227)
                                                    ===========     ===========
     Net loss applicable to common shareholders     $(3,353,949)    $(3,378,952)
                                                    ===========     ===========

NET REVENUES, COSTS OF REVENUES, AND GROSS PROFIT

Vizario had no significant revenues in the year ended December 31, 2001, and therefore no significant costs of revenues or gross profit.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenditures for the year ended December 31, 2001 and since inception totaled $186,819 and $192,319, respectively. In August 2001, Imaginon reduced the size of its engineering staff, which affected the availability of resources available to Vizario.

SALES AND MARKETING EXPENSES

For the year ended December 31, 2001 and since inception, sales and marketing expenses were $133,627. Vizario has reduced its sales and marketing efforts and is focusing its efforts on product development and refinement, however, it is continuing its ongoing efforts to build strategic relationships and market the Company and its products to potential customers.

GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended December 31, 2001 and since inception, general and administrative expenses were $1,324,644 and $1,344,147, respectively. Of the 2001 totals, approximately 22% was for legal, accounting and audit services, corporate filings and reporting, and 48% was related to the amortization expense of the technology. The remaining 30% was for rent, utilities, communications, computer equipment and supplies, office supplies, public relations, travel, and other miscellaneous expenses.

IMPAIRMENT OF INTANGIBLE ASSETS

In connection with management's assessment of its long-lived assets at December 31, 2001, the Company determined that the carrying value of the technological license rights was impaired. Management's assessment included an evaluation of the financial condition of the Company, the inability of the Company to develop, market, and sell its products within the timetables established by management, and the limited availability of financing to continue its efforts. Based on this assessment, management determined the carrying amount of the technological license rights was impaired, and therefore recorded an impairment charge of $1,251,667 in the fourth quarter of 2001.

OTHER INCOME (EXPENSE)

Interest income of $107 was earned in the year ended December 31, 2001, and interest expense of $283,238 was recorded for this period in connection with the notes from investors and the obligation to Imaginon under the technology license agreement.


LIQUIDITY AND CAPITAL RESOURCES

Vizario is in the development stage, and since inception, has devoted substantially all of its efforts to product research and development and raising capital. The Company reported a net loss of $3,179,224 and net loss applicable to common shareholders of $3,353,949 for the year ended December 31, 2001. Vizario also has a deficit accumulated during the development stage of $3,204,227 as of December 31, 2001. Vizario has not recognized any substantial revenues and expects to incur continued cash outflows, which are expected to result in a working capital deficiency for the next year. As a result, Vizario has experienced difficulty and uncertainty in meeting its liquidity needs in 2001, and anticipates continuing difficulty and uncertainty during the next fiscal year.

At December 31, 2001, Vizario had a working capital deficit of $1,818,427. This working capital deficit was primarily related to the use of cash in meeting the operating expenditures for the General and Administrative, Sales and Marketing, and Research and Development expenses, and the balance payable to Imaginon in connection with the technology license agreement.

Vizario funds its operations through advances from Imaginon, Inc. and funds received from outside investors (the "Investors") in exchange for notes and advances payable. Vizario has been economically dependent on Imaginon. The Company has been informed by Imaginon that the independent auditors' report on Imaginon's December 31, 2001 consolidated financial statements will include an explanatory paragraph that describes substantial doubt about Imaginon's ability to continue as a going concern.

The investors have advanced funds, non-interest bearing and due on demand, to Vizario, primarily in anticipation of the issuance of Series A Preferred Stock. Through December 31, 2001, total proceeds of $341,000 had been received from the investors in exchange for promissory notes payable, of which $46,000 was repaid to investors during 2001, $52,000 was satisfied upon the exercise of warrants in connection with a consulting services agreement for 520,000 shares of common stock, and $138,000 was satisfied upon the exercise of warrants for the purchase of common stock. Notes payable of $30,000 were also exchanged for the issuance of Imaginon common stock. Through December 31, Vizario had also received non-interest bearing advances from investors totaling $906,000, of which $66,000 was repaid to investors during 2001, and $278,000 was satisfied in consideration of the issuance of 278 shares of Series A Preferred Stock and warrants to purchase 55,600 shares of common stock. Certain other investors exchanged $107,000 of advances in lieu of cash upon the exercise of warrants for the purchase of Vizario's common stock, and advances payable of $20,000 were exchanged for the issuance of Imaginon common stock.

The server and client software to be developed by Vizario will enable new data services using digital cell phones, personal digital assistants and pocket PC's. The first new software developed by Vizario was the multimedia data access system, Vizario, for the Nokia 9210. This software's Alpha testing phase was completed by a Vizario subcontractor in Europe in January 2002, which consisted of the testing of the Vizario System with Vizario Server running on a Windows 2000 Server and with the Nokia 9210 running the Vizario Client. The Nokia 9210 is not sold in the USA. The Beta version of the product is in development now, and it is estimated that completion of the Beta version will take 6 months and $120,000 of development expense, followed by approximately two months and $50,000 to finalize a commercial release.

Additional funding of $100,000 has been received from an investor and $45,000 of accrued liabilities were extinguished in February 2002 in exchange for an 8% $145,000 secured promissory note payable and a three year warrant to purchase up to 1 million shares of the Company's common stock at $0.25 per share. The promissory note is collateralized by substantially all of the assets of the Company, including intangible assets.

Effective July 30, 2001, Vizario entered into a $5 million Private Equity Line of Credit Agreement (the "Equity Line") with Grenville Financial Ltd., whereby subject to terms and conditions of the Equity Line, Vizario may sell to an investor up to $5 million of Vizario common stock during a two-year commitment period, as defined, which commences upon the effective date of a registration statement registering the common stock to be sold under the Equity Line. Vizario is required to register any shares issued or issuable under the Equity Line pursuant to a related Registration Rights Agreement, which requires Vizario to register the shares no later than 180 days after July 30, 2001. In the event Vizario fails to obtain an effective registration statement within this time period, Vizario is subject to penalties. No common stock of Vizario has been issued under the Equity Line.

Vizario currently anticipates that its available funds are insufficient to meet its anticipated needs for working capital for the next twelve months. Therefore, Vizario will need to raise additional funds. If additional funds are raised through the issuance of equity or convertible debt securities, these instruments may have rights, preferences and privileges senior to those of the Common Stock. There can be no assurance that additional financing will be available, or that if available, will be on terms favorable to Vizario. If adequate funds are not available on acceptable terms, Vizario may not be able to take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on Vizario's business, results of operations and financial condition. Currently, Vizario does not have a revolving loan agreement with any financial institution, nor can Vizario provide any assurance that it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company.

Recently Issued Accounting Pronouncements
-----------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Therefore, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of this statement. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. At December 31, 2001, the Company did not have any goodwill or remaining intangible assets, and the Company has no plans to enter into any business combinations. Therefore, the adoption of SFAS No. 141 and SFAS No. 142 is not expected to impact the Company's financial statements.

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

Critical Accounting Policies and Estimates
------------------------------------------

Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

We believe that the following are some of the more critical accounting policies that currently affect our financial condition and results of operations:

           -        impairment of long-lived assets
           -        stock-based compensation, and
           -        estimation of certain obligations

Impairment of Long-Lived Assets

Our current policy for measuring impairment of long-lived assets is based upon an analysis of undiscounted cashflows, which resulted in the write-down of the carrying value of the technological license asset as of December 31, 2001. Management will continue to analyze if there is any impairment of long-lived assets on a quarterly basis or more frequently if certain events or changes occur that might indicate that the carrying values of long-lived assets may be impaired.

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


Estimates of Certain Obligations

Certain of Vizario's contracts with investors contain provisions that could be subject to interpretation by the contractual parties. At December 31, 2001, Vizario has entered into certain unsigned contracts, verbal agreements or verbal amendments to the existing written agreements. As of December 31, 2001, we have estimated and recorded obligations under these contracts using management's understanding and interpretation of the underlying agreements.

ITEM 7.  FINANCIAL STATEMENTS

Our audited financial statements, described as follows, are included in this report following the signature page of this report.

VIZARIO, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS

Independent auditors' report

Condensed consolidated financial statements:

Condensed consolidated balance sheet

Condensed consolidated statements of operations

Condensed consolidated statements of shareholders' deficit

Condensed consolidated statements of cash flows

Notes to condensed consolidated financial statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(b) Directors and Executive Officers.

Directors are elected at each annual meeting of stockholders of Vizario to serve one-year terms. The chart below identifies persons who serve as directors and/or officers, or are executives of Vizario as of December 31, 2001.

------------------ -------- ------------------------------------------------
      NAME           AGE                   POSITIONS
------------------ -------- ------------------------------------------------

------------------ -------- ------------------------------------------------
James A. Newcomb     54     Chief Executive Officer, Chief Financial Officer
                            President and Director
------------------ -------- ------------------------------------------------
David M. Schwartz    53     Chief Technology Officer and Director
------------------ -------- ------------------------------------------------
David Caney          54     Director
------------------ -------- ------------------------------------------------

James A. Newcomb has been Chief Executive Officer, Chief Financial Officer and President of Vizario since April 20, 2001 and director since June 1, 2001. He has also served as Chief Financial Officer of Imaginon, Inc. since November 19, 1999, and Treasurer and a Director of Imaginon, Inc. since March 7, 2000. He came to us from Displaytech, Inc., in Longmont, Colorado, a privately held company that manufactures high resolution micro displays for, among other devices, digital still cameras, camcorder viewfinders, and projection displays for computer monitors and televisions. As Chief Financial Officer, Mr. Newcomb played a key role in implementing the financial aspects of Displaytech's key alliances, both domestically and internationally. Before this, he was with the NASDAQ listed Fischer Imaging Corporation, in Denver, Colorado, where he served from 1995 through 1998 as Vice President and Chief Financial Officer. A member in good standing of the Financial Executives Institute, Mr. Newcomb was awarded a Masters of Business Administration degree in Finance by the Amos Tuck School at Dartmouth College, Hanover, New Hampshire, in 1970. He received a BA degree in Economics from Beloit College, Beloit, Wisconsin, in 1968.

David M. Schwartz has been Chief Technology Officer of Vizario since April 20, 2001, and a Director of Vizario since June 1, 2001. He has also served as Chairman, Chief Executive Officer, President and Director of Imaginon since January 20, 1999. Mr. Schwartz has been principally employed as an officer and director of Imaginon, Inc., since its formation in 1996. From 1992 until 1996, Mr. Schwartz was Vice President of New Media Systems and Technology Atari Corporation, where he invented GameFilm technology for videogame applications, and served as a principal designer of the Atari Jaguar CD peripheral. From 1990 to 1992, Mr. Schwartz was a senior member of the technical staff at Tandy

Electronics Research Labs in San Jose, California, where he headed the software team developing the first writable and erasable CD ROM. In 1983, Mr. Schwartz started and led CompuSonics Corporation, which went public in 1984. CompuSonics ceased operations in 1989. In 1985, CompuSonics introduced the CompuSonics DSP1000, the first consumer audio recorder for floppy or optical disks. The CompuSonics Video PC Movie-Maker, introduced in 1986, inaugurated real-time digital video recording and editing on desktop computers. Mr. Schwartz earned a Bachelor of Arts in Architecture from Carnegie-Mellon University, after completing a multidisciplinary program in Architecture, Engineering and Computer Science.

David Caney has served as a Director of Vizario, Inc. since June 1, 2001. He has also served as in-house counsel for Vizario since April 20, 2001, and for Imaginon since 1999. Mr. Caney's extensive legal experience includes private law practice in litigation and positions with the District of Columbia as Chief, Office of Contract Administration, for the Department of Public Works, and Administrator of the Building and Land Regulation Administration (Mayoral Appointee). Prior to this, David was Senior Consultant for Hill International, Inc. Earlier, he was the Staff Director of the Subcommittee on Governmental Activities and Transportation, Committee on Governmental Operations, U.S. House of Representatives. Mr. Caney holds a Bachelor of Architecture and a BS in English, both from Carnegie-Mellon University. He received his Juris Doctorate from Antioch School of Law, Washington D.C. He is a member of the District of Columbia Bar.

(b) Significant employees.

None.


(c) Family relationships.

None.

(d) Involvement in legal proceedings.

None.

(e) Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than ten percent of a registered class of our securities, collectively, "reporting persons", to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, "SEC".

ITEM 10.   EXECUTIVE COMPENSATION

(a) General

During the years ended December 31, 2001 and 2000, neither the Company nor its predecessor paid any cash or cash equivalent compensation to any executive officer. We have no written employment agreements with any of our executive officers. In 2001, we entered time-based consulting arrangements with James A. Newcomb and David M. Schwartz, both of whom continue to serve as officers and directors of Imaginon, for the provision of their services. David Caney, who is a director of Vizario, is compensated by Imaginon, Inc., of which a portion is allocated to Vizario for accounting purposes based on the amount of his time allocated to Vizario.

(b) Summary Compensation Table

The following table sets forth information regarding compensation paid to (i) Vizario's Chief Executive Officer and (ii) each of its other executive officers whose total annual compensation exceeded $100,000 for the years ended December 31, 1999, 2000 and 2001.

------------------------- ---------------------------   --------------------------------------
                               Annual Compensation              Long-term Compensation
------------------------- ---------------------------   --------------------------------------
                                                                    SECURITIES
                                                                    UNDERLYING     ALL OTHER
NAME AND POSITION          YEAR    SALARY     BONUS      OTHER     OPTIONS/SARS   COMPENSATION
-------------------------  ----   --------   --------   --------  ------------    ------------
James Newcomb              2001   $ 34,434*  $  - 0 -    $ - 0 -       800,000           - 0 -
Chief Executive Officer,   2000   $  - 0 -   $  - 0 -    $ - 0 -         - 0 -           - 0 -
Chief Financial Officer,   1999   $  - 0 -   $  - 0 -    $ - 0 -         - 0 -           - 0 -
President and Director
-------------------------  ----   --------   --------   --------   ------------   ------------

David Schwartz             2001   $  9,600*  $  - 0 -    $ - 0 -     1,000,000           - 0 -
Chief Technology Officer   2000   $  - 0 -   $  - 0 -    $ - 0 -         - 0 -           - 0 -
and Director               1999   $  - 0 -   $  - 0 -    $ - 0 -         - 0 -           - 0 -
-------------------------  ----   --------   --------   --------   ------------   ------------

* Represents the portion of the executives' salary allocated from Imaginon, Inc. in addition to consulting fees paid by Vizario. Executive compensation for both executives was greater than $100,000 for Imaginon/Vizario combined in 2001.

** Stephen Siedow served as Chief Executive Officer of Gallagher Research Corporation, the predecessor company to Vizario, up to May 24, 2001, the date of the Stock Exchange Agreement and Plan of Reorganization. Mr. Siedow received no compensation in 1999, 2000 or 2001.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is certain information as of May 31, 2002 with respect to ownership of Vizario's common stock held of record or beneficially by (i) its executive officers named in the summary compensation table, (ii) its directors,
(iii) each person who owns beneficially more than five percent of its outstanding common stock; and (iv) all directors and executive officers as a group:

----------------------   -------   ----------------------   ----------------
Name and Address of                                          Percentage of
Beneficial Owner         Title     Number of Shares Owned   Shares Owned (1)
----------------------   -------   ----------------------   ----------------
Imaginon, Inc.           Common    19,080,000               50.7%
1313 Laurel Street       Stock
San Carlos, CA  94070
----------------------   -------   ----------------------   ----------------
James Newcomb            Common       800,000 (2)            2.1%
1313 Laurel Street       Stock
San Carlos, CA  94070
----------------------   -------   ----------------------   ----------------
David Schwartz           Common     1,000,000 (3)            2.7%
1313 Laurel Street       Stock
San Carlos, CA  94070
----------------------   -------   ----------------------   ----------------
David Caney              Common       520,000 (4)            1.4%
1313 Laurel Street       Stock
San Carlos, CA  94070
----------------------   -------   ----------------------   ----------------
Officers and directors   Common     2,320,000 (2)(3)(4)      6.2%
as a group (3 persons)   Stock

(1) The percentage is based on 37,642,961 shares used as the denominator in this calculation, which includes 30,792,681 shares of common stock issued and outstanding plus 6,850,280 shares under options, warrants and/or convertible securities deemed outstanding.

(2) Includes warrants granted by the Company to purchase up to 500,000 shares of stock, which are exercisable immediately.

(3) Includes warrants granted by the Company to purchase up to 600,000 shares of stock, which are exercisable immediately.

(4) Includes warrants granted by the Company to purchase up to 300,000 shares of stock, which are exercisable immediately.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In addition to the grants of options described under "Business -- Executive Compensation," the following related-party transactions were undertaken in 2001:

Effective April 23, 2001, the Company entered into a Technology License Agreement with Imaginon, whereby Imaginon agreed to grant to the Company, an exclusive world-wide, perpetual right and license, subject to certain limitations, as defined, to use, reproduce, distribute and modify certain licensed technology previously developed by Imaginon, including the WebZinger and Vizario Internet search engine software. As consideration for this license, the Company agreed to pay Imaginon total license fees of $2,000,000, payable in $500,000 installments due in June, September, and December 2001, and in March 2002. The first installment of $500,000 was paid in June 2001. The Company paid $347,000 in September 2001, and the Company reduced the payable by an additional $109,000 during the quarter ended September 30, 2001, by issuing 100,000 shares of common stock to a third party for Imaginon rent concessions value at $109,000. During the fourth quarter of 2001, the Company paid an additional $140,000. The Company is in arrears in the amount of $404,000 as of December 31, 2001, under the terms of the Technology License Agreement. The Company is also required to pay all license fees and royalties with respect to any third-party proprietary rights, of which none have been incurred through September 30, 2001. The Company valued the technological license rights based on their estimated fair value, and the value of the rights has not been determined or confirmed by an independent appraiser. The technological license rights were being rapidly amortized over a two-year period. In connection with management's assessment of its long-lived assets at December 31, 2001, the Company determined that the carrying value of the technological license rights was impaired and therefore recorded an impairment charge, in the amount of the remaining carrying value of $1,257,667 in the fourth quarter of 2001. The license fee payable was discounted utilizing a 13% discount rate, which resulted in a net present value of $1,877,500 at the date the assets were acquired. Interest expense incurred related to the license agreement was $91,875 for the year ended December 31, 2001, and for the period from July 17, 2000 (inception) through December 31, 2001.

Rental Agreement

In January 2001, the Company began utilizing certain office space at Imaginon's corporate offices for which the Company agreed to pay Imaginon, on a month-to-month basis, $3,990 per month. Rent expense for the year ended December 31, 2001 was $47,880. Allocated rent expense for the period from July 17, 2000 (inception) through December 31, 2001 was $48,580.

Other Transactions

During the year ended December 31, 2001, and the periods from July 17, 2000 (inception) through December 31, 2000 and 2001, expenses of the Company paid on its behalf by Imaginon were $388,578, $25,003 and $413,581, respectively. At December 31, 2001, the Company has an unsecured, non-interest bearing payable to Imaginon of $324,758 for expenses paid on the Company's behalf. This payable is due on demand.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS.

      The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, Vizario will furnish any exhibit indicated in the list below as filed with this report upon payment to Vizario of its expenses in furnishing this information.

NUMBER  DESCRIPTION
------  -----------
2.1 Stock Exchange Agreement and Plan of Reorganization, dated as of May 4, 2001, by and among the Company, Imaginon, Inc., and Wireless Web Data, Inc.*

3.1     Articles of Incorporation of Wireless Web Data, Inc.*

3.2     Bylaws of Wireless Web Data, Inc.*

3.3 Certificate of Amendment as filed with the Nevada Secretary of State on May 25, 2001, changing the name of Gallagher Research Corporation to Vizario, Inc.*

3.4 Certificate of Designation for Series A 8% Cumulative Convertible Preferred Stock.****

10.1 Technology License Agreement dated April 23, 2001, between Imaginon, Inc. and Wireless Web Data, Inc.*

10.2    Warrant granted to Gulfstream Financial Partners, LLC*

10.3    Warrant granted to World Capital Funding, LLC*

10.4    Warrant granted to Robert Griffin*

10.5    Warrant granted to David M. Schwartz*

10.6    Warrant granted to James A. Newcomb*

10.7    Warrant granted to David A. Caney*

10.8 Private Equity Line of Credit Agreement by and among Grenville Financial Ltd. and Vizario, Inc. July 2001.

10.9    1997 Compensatory Stock Option Plan**

10.10   1997 Employee Stock Compensation Plan**

10.11   Warrant granted to Henry Fong***

10.12 Subscription Agreements for Series A 8% Cumulative Convertible Preferred Stock, dated July 31, 2001 with certain named buyers****

10.13   Series A 8% Cumulative Convertible Preferred Stock Warrant****

10.14 Subscription Agreement for Secured Convertible Note and Common Stock Purchase Warrants, and Exhibits, between Vizario, Inc. and Alpha Capital Aktiengesellschaft, dated as of March 4, 2002.

16.1 Letter from Larry O'Donnell, CPA, P.C. dated July 20, 2001 addressed to the Securities and Exchange Commission.****

21.0    List of subsidiaries of the Company:

        GALLAGHER RESEARCH AND DEVELOPMENT COMPANY, a Nevada corporation

99.1 The following document filed by Gallagher Research Corporation with the Commission pursuant to the Exchange Act is hereby incorporated herein by reference:

        Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder, filed on May 10, 2001.

* Incorporated by reference to Form 8-K filed on June 5, 2001, SEC File No. 000-28073.

** Incorporated by reference to Registration Statement on Form 10SB-12G, filed on November 12, 1999, SEC File No. 000-28073.

*** Incorporated by reference to Registration Statement on Form S-8, filed on December 14, 2001, SEC File No. 333-75118.

**** Incorporated by reference to Form SB-2 filed on January 28, 2001, SEC File No. 333-81480

***** Incorporated by reference to Form 8-K filed on July 23, 2001, SEC File No. 000-28073

(b)  REPORTS ON FORM 8-K.

During the last quarter for the fiscal year ended December 31, 2001, we filed the following Current Reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                       VIZARIO, INC.


Date:   July 16, 2002                      /s/ James A. Newcomb
                                           ------------------------
                                           James A. Newcomb, President,
                                           Chief Executive Officer, and
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date:   July 16, 2002                      /s/ James A. Newcomb
                                           ------------------------
                                           James A. Newcomb, President,
                                           Chief Executive Officer, Chief
                                           Financial Officer and Director

Date:   July 16, 2002                      /s/ David M. Schwartz
                                           ------------------------
                                           David M. Schwartz
                                           Chief Technology Officer and Director

Date:   July 16, 2002                      /s/ David A. Caney
                                           ------------------------
                                           David A. Caney, Director

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                          YEAR ENDED DECEMBER 31, 2001
                 AND THE PERIODS FROM JULY 17, 2000 (INCEPTION)
                       THROUGH DECEMBER 31, 2000 AND 2001


                                                                      Page
                                                                  ----------

Independent auditors' report                                             F-1

Consolidated financial statements:

     Balance sheet                                                       F-2

     Statements of operations                                            F-3

     Statement of shareholders' deficit                                  F-4

     Statements of cash flows                                      F-5 - F-6

     Notes to consolidated financial statements                   F-7 - F-19

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors
Vizario, Inc.


We have audited the accompanying consolidated balance sheet of Vizario, Inc. and subsidiary (a Development Stage Company) as of December 31, 2001, the related consolidated statements of operations for the year then ended and for the periods from July 17, 2000 (inception) through December 31, 2000 and 2001, the consolidated statements of cash flows for the year ended December 31, 2001 and the periods from July 17, 2000 (inception) through December 31, 2000 and 2001, and the consolidated statements of shareholders' deficit from July 17, 2000 (inception) through December 31, 2000 and for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vizario, Inc. and subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the year then ended and for the periods from July 17, 2000 (inception) through December 31, 2000 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss of $3,179,224 and a net loss applicable to common shareholders of $3,353,949 for the year ended December 31, 2001. The Company also has a deficit accumulated during the development stage of $3,204,227 as of December 31, 2001. The Company has not been able to successfully market its wireless technology and has not recognized any substantial revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
June 19, 2002

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2001


                                     ASSETS
Current assets:
   Cash                                                             $     8,950
                                                                    -----------
         Total current assets                                             8,950
                                                                    -----------
                                                                    $     8,950
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                            $   119,244
   Notes and advances payable (Note 4)                                  510,000
   Payables to ImaginOn, Inc.:
     Obligation under technology license agreement (Note 3)             873,375
     Other (Note 5)                                                     324,758
                                                                    -----------
         Total liabilities (all current)                              1,827,377
                                                                    -----------
Commitments and contingencies (Notes 3, 5, 7 and 8)

Mandatory redeemable Series A, 8% convertible preferred
  stock; $0.001 par value; stated value $1,000 per share;
  5,000,000 shares authorized, 253 shares issued and
  outstanding; liquidation  preference $262,425 (Note 7)                262,425
                                                                    -----------
Shareholders' deficit (Notes 7 and 8):
   Common stock, $0.001 par value; 50,000,000 shares
    authorized, 28,823,172 shares issued and outstanding                 28,823
   Capital in excess of par                                           1,094,552
   Deficit accumulated during the development stage                  (3,204,227)
                                                                    -----------
         Total shareholders' deficit                                 (2,080,852)
                                                                    -----------
                                                                    $     8,950
                                                                    ===========

                See notes to consolidated financial statements.              F-2

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                YEAR ENDED DECEMBER 31, 2001 AND THE PERIODS FROM
          JULY 17, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000 AND 2001

                                                            July 17, 2000   July 17, 2000
                                                             (inception)     (inception)
                                              Year ended       through         through
                                             December 31,    December 31,    December 31,
                                                 2001            2000            2001
                                             ------------    ------------    ------------

Revenues                                     $        449    $               $        449
Cost of revenues                                      145                             145
                                             ------------    ------------    ------------
Gross profit                                          304                             304
                                             ------------    ------------    ------------
Operating expenses:
   Research and development                       186,819           5,500         192,319
   Sales and marketing                            133,267                         133,267
   General and administrative                   1,324,644          19,503       1,344,147
   Impairment loss (Note 3)                     1,251,667                       1,251,667
                                             ------------    ------------    ------------
                                                2,896,397          25,003       2,921,400
                                             ------------    ------------    ------------
Loss from operations                           (2,896,093)        (25,003)     (2,921,096)
                                             ------------    ------------    ------------
Other income (expense):
   Interest income                                    107                             107
   Interest expense:
     ImaginOn, Inc. (Note 3)                      (91,875)                        (91,875)
     Other                                       (191,363)                       (191,363)
                                             ------------    ------------    ------------
                                                 (283,131)                       (283,131)
                                             ------------    ------------    ------------
Net loss                                       (3,179,224)        (25,003)     (3,204,227)

Beneficial conversion feature (Note 7)           (149,700)                       (149,700)
Accretion to redemption value on Series
 A preferred stock (Note 7)                       (15,600)                        (15,600)
Deemed preferred stock dividends (Note 7)          (9,425)                         (9,425)
                                             ------------    ------------    ------------
Net loss applicable to common shareholders   $ (3,353,949)   $    (25,003)   $ (3,378,952)
                                             ============    ============    ============
Basic and diluted loss per common share      $      (0.14)   $          *    $      (0.15)
                                             ============    ============    ============
Weighted average number of common shares
  outstanding                                  23,248,521      20,000,000      22,228,779
                                             ============    ============    ============

       * Less than $.01 per share.

                See notes to consolidated financial statements.              F-3

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

      THE PERIOD FROM JULY 17, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000,
                      AND THE YEAR ENDED DECEMBER 31, 2001

                                                                                         Deficit
                                                                                       accumulated
                                               Common Stock                            during the
                                       ----------------------------     Capital in     development
                                          Shares          Amount      excess of par       stage            Total
                                       ------------    ------------    ------------    ------------    ------------
Issuance of common stock to
  ImaginOn, Inc. (Note 1)                20,000,000    $     20,000    $    (14,000)                   $      6,000

Net loss                                                                               $    (25,003)        (25,003)
                                       ------------    ------------    ------------    ------------    ------------

Balances, December 31, 2000              20,000,000          20,000         (14,000)        (25,003)        (19,003)

Issuance of shares in conjunction
  with acquisition of Wireless Web
  Data, Inc.  (Note 1)                    4,768,000           4,768          (4,768)

Warrants and warrants to
  be issued                                                                 147,000                         147,000

Conversion of warrants to common
  stock                                   2,522,000           2,522         249,678                         252,200

Common stock issued for services            920,000             920         460,680                         461,600

Common stock issued in satis-
  faction of ImaginOn, Inc.
  liabilities                               406,100             406         131,594                         132,000

Common stock issued for ImaginOn,
  Inc. rent concessions                     100,000             100         108,900                         109,000

Common stock issued upon conversion
  of Series A preferred stock               107,072             107          24,893                          25,000

Allocation of Series A preferred
  stock beneficial conversion feature                                       149,700                         149,700

Amortization of Series A preferred
  stock beneficial conversion feature                                      (149,700)                       (149,700)

Options granted to Imaginon employees                                     1,025,000                       1,025,000

Dividend recognized in connection
  with options granted to Imaginon
  employees                                                              (1,025,000)                     (1,025,000)

Warrants issued to Series A
  preferred shareholder                                                      15,600                          15,600

Accretion to redemption value of
Series A  preferred stock                                                   (15,600)                        (15,600)

Deemed dividends on Series A
  preferred stock                                                            (9,425)                         (9,425)

Net loss                                                                                 (3,179,224)     (3,179,224)
                                       ------------    ------------    ------------    ------------    ------------
Balances, December 31, 2001              28,823,172    $     28,823    $  1,094,552    $ (3,204,227)   $ (2,080,852)
                                       ============    ============    ============    ============    ============

                See notes to consolidated financial statements.              F-4

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                YEAR ENDED DECEMBER 31, 2001 AND THE PERIODS FROM
          JULY 17, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000 AND 2001

                                                                        July 17, 2000   July 17, 2000
                                                                          (inception)    (inception)
                                                           Year ended       through        through
                                                           December 31,   December 31,   December 31,
                                                               2001           2000           2001
                                                           -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                                $(3,179,224)   $   (25,003)   $(3,204,227)
                                                           -----------    -----------    -----------
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Amortization of technological license rights              629,333                       629,333
     Amortization of discount on obligation under
         technology license agreement                           91,875                        91,875
     Impairment loss                                         1,251,667                     1,251,667
     Stock-based compensation and interest expense             556,600                       556,600
     Expenses paid by ImaginOn, Inc. on behalf
       of the Company                                          386,263         25,003        411,266
     Changes in operating assets and liabilities:
       Decrease in inventories                                   2,315                         2,315
       Increase in accounts payable and accrued expenses       126,444                       126,444
                                                           -----------    -----------    -----------
         Total adjustments                                   3,044,497         25,003      3,069,500
                                                           -----------    -----------    -----------
         Net cash used in operating activities                (134,727)                     (134,727)
                                                           -----------    -----------    -----------
Cash flows from investing activities:
   Purchase of other asset                                      (3,500)                       (3,500)
                                                           -----------    -----------    -----------
         Net cash used in investing activities                  (3,500)                       (3,500)
                                                           -----------    -----------    -----------
Cash flows from financing activities:
   Proceeds from notes and advances payable                  1,247,000                     1,247,000
   Payments to ImaginOn, Inc. under technology
        license agreement                                     (987,000)                     (987,000)
   Payments of notes and advances payable                     (112,000)                     (112,000)
   Decrease in payable to ImaginOn, Inc.                          (823)                         (823)
                                                           -----------    -----------    -----------
         Net cash provided by financing activities             147,177                       147,177
                                                           -----------    -----------    -----------
Net increase in cash and ending cash                       $     8,950    $              $     8,950
                                                           ==========     ===========    ===========

                                   (Continued)                               F-5

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

               YEAR ENDED DECEMBER 31, 2001, AND THE PERIODS FROM
          JULY 17, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000 AND 2001

                                                                                     July 17, 2000
                                                                                      (inception)
                                                                          Year ended    through
                                                                        December 31,   December 31,
                                                                             2001         2001
                                                                          ----------   ----------
Supplemental disclosure of cash flow information:

   Cash paid for interest                                                 $    1,155   $    1,155
                                                                          ==========   ==========
Supplemental disclosure of non-cash investing and financing activities:

  Issuance of common stock in conjunction with acquisition of
        Wireless Web Data, Inc.                                           $    4,768   $    4,768
                                                                          ==========   ==========
  Purchase of technological license rights in exchange for
        Obligation to ImaginOn, Inc.                                      $1,877,500   $1,877,500
                                                                          ==========   ==========
  Common stock issued upon exercise of warrants, in exchange for reduction in notes and advances payable of $245,000 and accrued
     expense of $7,200                                                    $  252,200   $  252,200
                                                                          ==========   ==========
  Common stock issued in satisfaction of ImaginOn, Inc. liabilities       $  132,000   $  132,000
                                                                          ==========   ==========
  Common stock issued in exchange for note payable                        $   52,000   $   52,000
                                                                          ==========   ==========
  Increase in payable to Imaginon, Inc. in connection with reduction
     of notes and advances payable, satisfied by Imaginon, Inc.           $   50,000   $   50,000
                                                                          ==========   ==========
  Common stock issued in exchange for reduction in obligation under
     technology license agreement with ImaginOn, Inc.                     $  109,000   $  109,000
                                                                          ==========   ==========
  Common stock issued upon conversion of Series A preferred stock         $   25,000   $   25,000
                                                                          ==========   ==========
  Deemed dividends on Series A preferred stock                            $    9,425   $    9,425
                                                                          ==========   ==========
  Preferred stock and warrants issued in exchange for
     reduction in advances payable                                        $  278,000   $  278,000
                                                                          ==========   ==========

                 See notes to consolidated financial statements.             F-6

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED DECEMBER 31, 2001, AND THE PERIODS
        FROM JULY 17, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000 AND 2001

1.   ORGANIZATION, BASIS OF PRESENTATION, GOING CONCERN AND MANAGEMENT'S PLANS:

     ORGANIZATION AND BASIS OF PRESENTATION:

     On May 24, 2001, pursuant to a Stock Exchange Agreement and Plan of
       Reorganization (the "Agreement"), Vizario, Inc., formerly Gallagher Research Corporation (the "Company"), completed a merger with Wireless Web Data, Inc. ("WWDI"), a wholly-owned subsidiary of ImaginOn, Inc. ("Imaginon"), a publicly-held Delaware corporation. WWDI, a development stage company, was formed as a Delaware corporation on July 17, 2000 by Imaginon for the purpose of continuing development and commercialization of internet and intranet database processing software for wireless applications. Pursuant to the Agreement, the Company acquired all 6,000,000 shares of the issued and outstanding capital stock of WWDI in exchange for 20,000,000 shares of the Company's common stock. Immediately following the transaction, the Company had 24,768,000 shares of common stock issued and outstanding. Imaginon held 20,000,000 shares, or 80.7% of the issued and outstanding common stock of the Company immediately following the transaction, of which 920,000 of the 20,000,000 shares were then subsequently transferred to officers and directors of Imaginon, reducing Imaginon's ownership percentage to 77%. In May 2001, the Company changed its name to Vizario, Inc. At December 31, 2001, Imaginon owns approximately 66% of the Company's issued and outstanding common stock. Imaginon owns approximately 62% at May 31, 2002.

     The Company has recorded the acquisition of WWDI as a reverse acquisition.
       The purchase price applied to the reverse acquisition was based on the net book value of the underlying assets of the Company prior to the transaction. Historical shareholders' deficit of WWDI prior to the merger was retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in the par value of the Company's and WWDI's common stock, with an offset to capital in excess of par. The accumulated deficit of the accounting acquirer (WWDI) is carried forward after the acquisition.

     The Company is in the development stage, and since inception, has devoted substantially all of its efforts to product research and development and raising capital. In 2001, the Company began raising funds through debt and equity financings, which have primarily been used to repay liabilities to Imaginon (Notes 4, 7 and 8).

     The accompanying consolidated financial statements include the accounts of Vizario, Inc., and its wholly-owned subsidiary Gallagher Research Corporation, which has no operations. Gallagher Research Corporation was incorporated in Colorado in 1983 and was an independent oil and gas service firm that provided geological, geophysical and geochemical consulting services. Intercompany transactions have been eliminated in consolidation.

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEAR ENDED DECEMBER 31, 2001, AND THE PERIODS
        FROM JULY 17, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000 AND 2001

1. ORGANIZATION, BASIS OF PRESENTATION, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

     GOING CONCERN AND MANAGEMENT'S PLANS:

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $3,179,224 and a net loss applicable to common shareholders of $3,353,949 for the year ended December 31, 2001. The Company also has a deficit accumulated during the development stage of $3,204,227 as of December 31, 2001. The Company has not been able to successfully market its wireless technology and has not recognized any substantial revenues. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs in 2001, and anticipates continuing difficulty and uncertainty during the next fiscal year. In addition, the Company has been economically dependent on its parent, Imaginon, and the Company has been informed by Imaginon that the independent auditors' report on Imaginon's December 31, 2001, consolidated financial statements will include an explanatory paragraph that describes substantial doubt about Imaginon's ability to continue as a going concern.

     These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     To address its current cash flow concerns, the Company has raised limited funds in exchange for demand promissory notes and advances, some of which have been converted into preferred stock and some of which have been used as consideration for the exercise of warrants (Notes 4, 7 and 8). The Company has also entered into a $5 million equity line of credit agreement; however, funding under this agreement is subject to certain terms and conditions not yet satisfied by the Company (Note 8).

2.   SIGNIFICANT ACCOUNTING POLICIES:

     USE OF ESTIMATES:

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

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEAR ENDED DECEMBER 31, 2001, AND THE PERIODS
        FROM JULY 17, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000 AND 2001

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     INVENTORY:

     Inventory during 2001 consisted of computer software products that were assigned and transferred from Imaginon to the Company, and which approximated the lower of cost (first-in, first-out) or market value. The Company has no inventory at December 31, 2001.

     TECHNOLOGICAL LICENSE RIGHTS:

     Technological license rights represent an exclusive worldwide perpetual right and license to use, reproduce, distribute and modify certain licensed technology previously developed by Imaginon. The licensed technology includes proprietary internet search engine computer software, technology, and intellectual property (including patents, copyrights, and trade secrets). Technological license rights were amortized on a straight-line basis over a two-year period through December 31, 2001.

     Management assesses the carrying value of the technological license rights and other long-lived assets for impairment when circumstances warrant such a review, primarily by comparing current and projected sales, operating income and annual cash flows on an undiscounted basis, and available information providing estimates of fair value with the related annual amortization expense. The Company recognizes impairment losses on intangible assets and other long-lived assets when undiscounted cash flows estimated to be generated from the intangible assets are less than the amount of unamortized assets. During the fourth quarter of 2001, the Company recorded an impairment charge of $1,251,667 to the technological license rights (Note 3).

     REVENUE RECOGNITION:

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

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later that the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 and related amendments provide the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Adoption of SAB No. 101 did not have an impact on the Company's consolidated financial statements.

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEAR ENDED DECEMBER 31, 2001, AND THE PERIODS
        FROM JULY 17, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000 AND 2001

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     SOFTWARE DEVELOPMENT COSTS:

     Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. Under SFAS No. 86, software development costs, including purchased software, may be capitalized once the technological feasibility of the project is established and until a point at which the products are generally available for sale. The amount of software development costs that may be capitalized is subject to limitations based on the net realizable value of the potential product.

     RESEARCH AND DEVELOPMENT:

     Research and development costs are expensed as incurred.

     COMPREHENSIVE INCOME:

     SFAS No. 130, REPORTING COMPREHENSIVE INCOME, establishes requirements for disclosure of comprehensive income. During the year ended December 31, 2001 and the periods from July 17, 2000 (inception) through December 31, 2000 and 2001, the Company did not have any components of comprehensive income to report.

     NET LOSS PER SHARE:

     SFAS No. 128, EARNINGS PER SHARE, requires dual presentation of basic and diluted earnings or loss per share (EPS") for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; diluted EPS reflects the potential dilution the could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEAR ENDED DECEMBER 31, 2001, AND THE PERIODS
        FROM JULY 17, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000 AND 2001

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     NET LOSS PER SHARE (CONTINUED):

     Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. In arriving at net loss applicable to common stockholders, amortization of the beneficial conversion features and accretion to redemption value related to the preferred stock and dividends on the preferred stock (Note 7) increased this amount. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. Stock options, warrants, and common stock underlying convertible preferred stock are not considered in the calculations for the periods ended December 31, 2001, as the impact of the potential common shares, which total 6,581,268 would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

     STOCK-BASED COMPENSATION:

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The fair value of cash, accounts payable, accrued expenses and notes and advances payable approximate their carrying amounts because of the short maturities of these instruments. The fair values of payables to Imaginon are not practicable to estimate, based upon the related party nature of the underlying transactions. The fair value of the manadatory redeemable preferred stock approximates its carrying amount based on the terms of redemption.

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEAR ENDED DECEMBER 31, 2001, AND THE PERIODS
        FROM JULY 17, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000 AND 2001

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     BUSINESS RISK:

     The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principal products and third-party technology, new product introductions and other activities or competitors, dependence on key personnel, and limited operating history.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS
       No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited after that date. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets.

     SFAS No. 142, effective for fiscal years beginning after December 15, 2001, establishes accounting and reporting standards for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the standard. Other intangible assets will continue to be amortized over their useful lives. At December 31, 2001, the Company did not have any goodwill or remaining intangible assets, and the Company has no plans to enter into any business combinations. Therefore, the adoption of SFAS No. 141 and SFAS No. 142 is not expected to impact the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT
       OR DISPOSAL OF LONG-LIVED ASSETS, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material impact on the financial position or results of operations of the Company.

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEAR ENDED DECEMBER 31, 2001, AND THE PERIODS
        FROM JULY 17, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000 AND 2001


3.   TECHNOLOGICAL LICENSE RIGHTS:

     Effective April 23, 2001, the Company entered into a Technology License
       Agreement with Imaginon, whereby the Company acquired an exclusive world-wide, perpetual right and license, subject to certain limitations, as defined, to use, reproduce, distribute and modify certain licensed technology previously developed by Imaginon, including the WebZinger and Vizario internet search engine software. As consideration for these rights, the Company agreed to pay Imaginon $2,000,000. The $2 million obligation was discounted utilizing a 13% discount rate, which resulted in a present value of $1,877,500 at the date the assets were acquired.

     The $2,000,000 is payable in $500,000 installments due in June, September, and December 2001, and in March 2002. The first installment of $500,000 was paid in June 2001. The Company paid $347,000 in September 2001, and the Company reduced the payable by an additional $109,000 during the quarter ended September 30, 2001, by issuing 100,000 shares of common stock to a third party for Imaginon rent concessions valued at $109,000 (Note 8). During the fourth quarter of 2001, the Company paid an additional $140,000. Interest expense related to the obligation was $91,875 for the year ended December 31, 2001, and for the period from July 17, 2000 (inception) through December 31, 2001.

     The Company is in arrears $404,000 at December 31, 2001. Terms of the
       Technology License Agreement provide that the agreement may be terminated, with written notice, upon the occurrence of certain events, including default on payments due. The Company has not received notice of termination.

     The Company's acquisition of the technological license rights was accompanied by an infusion of capital from a number of investors in 2001, in exchange for promissory notes and advances payable totaling $906,000, $278,000 of which was subsequently converted into Series A preferred stock of the Company (Notes 4 and 7).

     The Company is also required to pay all license fees and royalties with respect to any third-party proprietary rights, of which none have been incurred through December 31, 2001.

     In connection with management's assessment of its long-lived assets at December 31, 2001, the Company determined that the carrying value of the technological license rights was impaired. Management's assessment included an evaluation of the financial condition of the Company, the inability of the Company to develop, market, and sell its products within the timetables established by management, and the limited availability of financing to continue its efforts. Based on this assessment, management determined the carrying amount of the technological license rights were impaired, and therefore recorded an impairment charge of $1,251,667 in the fourth quarter of 2001.

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEAR ENDED DECEMBER 31, 2001, AND THE PERIODS
        FROM JULY 17, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000 AND 2001

4.   NOTES AND ADVANCES PAYABLE:

     During the year ended December 31, 2001, the Company borrowed $341,000 from investors in exchange for unsecured promissory notes, due on demand. These promissory notes accrue interest at 15% during the first month, and 18% thereafter. The Company repaid $46,000 of these notes in 2001. In addition, one investor exchanged $52,000 of promissory notes for shares of the Company's common stock, and certain investors exchanged notes of $138,000, to exercise warrants for the purchase of common stock (Note 8). Notes payable of $30,000 were also exchanged for 300,000 shares of Imaginon common stock, resulting in a reduction to notes payable and an increase in the payable to Imaginon.

     In February 2002, the Company borrowed an additional $100,000 and extinguished accrued liabilities of $45,000 in exchange for an 8% convertible promissory note and a three-year warrant to purchase up to 1,000,000 shares of common stock at $0.25 per share. The promissory note is convertible at the holder's election into shares of common stock at a beneficial conversion price equal to the lesser of a maximum base price ($0.0875 per share) or 70% of the Company's common stock price, as defined, at the date of conversion. The promissory note is collateralized by substantially all assets of the Company, including intangible assets.

     During the year ended December 31, 2001, the Company received $906,000 from investors in exchange for non-interest bearing advances which are due on demand. These investors advanced funds in anticipation of subscribing to the purchase of the Company's Series A preferred stock and warrants. The Company repaid $66,000 of these advances to investors in 2001. During 2001, one investor converted $278,000 of advances into 278 shares of Series A preferred stock and warrants and certain other investors exchanged $107,000 of advances to exercise warrants for the purchase of the Company's common stock (Note 8). In addition, advances payable of $20,000 were exchanged for 200,000 shares of Imaginon common stock, resulting in a reduction to notes payable and an increase in the payable to Imaginon.

     Proceeds received in exchange for the notes and advances from investors have been used primarily to fund operations and pay liabilities owed to Imaginon.

5.   RELATED PARTY TRANSACTIONS:

     RENTAL AGREEMENT:

     In January 2001, the Company began utilizing certain office space at Imaginon's corporate offices for which the Company agreed to pay Imaginon, on a month-to-month basis, $3,990 per month. Rent expense for the year ended December 31, 2001 was $47,880. Allocated rent expense for the period from July 17, 2000 (inception) through December 31, 2001 was $48,580.

     OTHER TRANSACTIONS:

     During the year ended December 31, 2001, and the period from July 17, 2000
       (inception) through December 31, 2000 and December 31, 2001, expenses of the Company paid on its behalf by Imaginon were $386,263, $25,003, and $411,266, respectively. At December 31, 2001, the Company has an unsecured, non-interest bearing payable, due on demand, to Imaginon of $324,758 for expenses paid on the Company's behalf.

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEAR ENDED DECEMBER 31, 2001, AND THE PERIODS
        FROM JULY 17, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000 AND 2001

6.   INCOME TAXES:

     The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     The Company is a member of a consolidated group for federal income tax purposes, and the consolidated tax asset (liability) of the affiliated group is allocated based on each company's contribution to consolidated federal taxable income or loss. The Company incurred no income taxes in 2001, or for the period from inception through December 31, 2000 and December 31, 2001. The expected tax benefit for the year ended December 31, 2001, the period from July 17, 2000 (inception) through December 31, 2000 and 2001 is approximately $1,075,000, $4,000 and $1,085,000, respectively. The difference between the expected tax benefit and non-recognition of a tax benefit in each period is the result of a valution allowance applied to deferred tax assets.

     Net operating loss carryforwards of approximately $3,000,000 are available to offset future taxable income, if any, and expire in 2021. The net operating loss carryforwards may be subject to certain limitations due to the merger with WDDI. The Company has net deferred tax assets at December 31, 2001, of approximately $600,000; however, a valuation allowance has been provided to reduce the deferred tax assets, as realization of the assets is not assured.

7.   MANDATORY REDEEMABLE PREFERRED STOCK:

     The Series A preferred stock has a par value of $.001 per share, a stated value of $1,000 per share, and is convertible into shares of the Company's common stock at the option of the holder. The number of common shares issuable upon conversion of each share of Series A preferred stock is equal to the sum of the stated value per share, and at the holder's election, unpaid dividends on each share, divided by the conversion price, which is based on 65% of the average of the three lowest closing bid prices of the Company's common stock for the five trading days immediately preceding the conversion. Shares of Series A preferred stock that have not been converted within five years of the original issue date are to be redeemed by the Company at a price equal to the stated value of the shares plus accumulated unpaid dividends. Dividends are cumulative at 8% per year and are payable quarterly, commencing with the period December 31, 2001. Cumulative unpaid dividends at December 31, 2001 are $9,425. Series A preferred shareholders are entitled to receive dividends before any dividend or other distribution is to be paid or declared on the Company's common stock.

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEAR ENDED DECEMBER 31, 2001, AND THE PERIODS
        FROM JULY 17, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000 AND 2001

7.   MANDATORY REDEEMABLE PREFERRED STOCK (CONTINUED):

     In July 2001, the Company issued 278 shares of Series A preferred stock and warrants to purchase 55,600 shares of the Company's common stock, in satisfaction of advances from investors of $278,000. The warrants are exercisable immediately and have a term of five years from the date of issuance. The exercise price of the warrants is based on 65% of the average of the three lowest closing bid prices of the Company's common stock for the five trading days immediately preceding the exercise date of the warrants. At the date of issuance of the Series A preferred stock and warrants, the warrants were valued at $15,600 utilizing the Black Scholes pricing model, and therefore $15,600 was allocated to the warrants resulting in an imputed dividend rate of 8.5%. The Series A preferred stock also has a liquidation preference equal to stated value of the Series A preferred stock plus accumulated dividends.

     The Series A preferred stock and warrant conversion feature was "in the money" at the date of issue (a "beneficial conversion feature"), and as a result, a beneficial conversion feature allocation of $149,700 was immediately amortized to preferred stock at the date of issuance, and is presented as a $149,700 increase in the Company's net loss applicable to common shareholders for the year ended December 31, 2001.

     The Series A preferred stock is subject to a mandatory redemption provision upon the triggering of certain events, as defined, including failure to register shares of common stock underlying the Series A preferred stock within 60 days of the issue date. The Company did not comply with the registration provision, and as a result, the Series A preferred stock balance has been presented outside of shareholders' equity (deficit) in the December 31, 2001 consolidated balance sheet. In connection with the Company's failure to register the shares, the Company has incurred late filing penalties of approximately $16,750 through December 31, 2001, to be satisfied through the issuance of either cash or additional shares of Series A preferred stock.

     In November 2001, the preferred shareholder converted 25 shares of preferred stock into 107,072 shares of common stock. In April 2002, an additional 50 shares of Series A preferred stock were converted into 989,509 shares of the Company's common stock.

8.   SHAREHOLDERS' EQUITY (DEFICIT):

     COMMON STOCK:

     The Company adopted the 1997 Employee Stock Compensation Plan (the "ESC
       Plan") of the predecessor company, Gallagher Research Corporation, for its employees, officers, directors and advisors. The Company has reserved a maximum of 1,500,000 shares of common stock to be issued under the ESC Plan.

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEAR ENDED DECEMBER 31, 2001, AND THE PERIODS
        FROM JULY 17, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000 AND 2001

8.   SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED):

     COMMON STOCK (CONTINUED):

     In July 2001, the Company and Imaginon entered into an agreement with a third party whereby certain facility lease concessions were received by Imaginon in exchange for 100,000 shares of the Company's common stock. These lease concessions included a reduction in monthly base rental payments for 12 months and a change in the annual escalation provision from a 5% annual increase to an increase equal to the Consumer Price Index. The lease concessions were valued at the market price of the Company's common stock at the date of the agreement ($1.09 per share). In exchange for the issuance of common stock, the Company reduced its liability for license fees payable to Imaginon by $109,000.

     In September 2001, the Company issued 520,000 shares of its common stock to a note/warrant holder in exchange for consulting services and in satisfaction of a $52,000 note payable to the consultant. Based on the market price of the Company's common stock at the date of issuance ($.58 per share), the Company recognized general and administrative expense of $249,600. In November 2001, the Company issued an additional 400,000 shares of common stock to this note/warrant holder in exchange for additional consulting services. Based on the market price of the Company's common stock at the date of issuance ($.40 per share) the Company recognized general and administrative expense of $160,000.

     In October 2001, the Company issued 406,100 shares of common stock in satisfaction of certain Imaginon liabilities of $132,000. As a result, the Company reduced its payable to Imaginon by this amount.

     In 2002, the Company issued 810,000 shares of common stock in exchange for consulting services provided to the Company, and in satisfaction of certain liabilities of Vizario and Imaginon. The total value of the shares issued, based on the quoted market prices of the common stock on the dates of issuance, was approximately $116,000.

     STOCK OPTIONS:

     The Company adopted the 1997 Compensatory Stock Option Plan (the "CSO
       Plan") of the predecessor company for its employees, officers, directors and advisors. The Company has reserved a maximum of 1,000,000 shares of common stock to be issued upon the exercise of options granted under the CSO Plan.

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEAR ENDED DECEMBER 31, 2001, AND THE PERIODS
        FROM JULY 17, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000 AND 2001

8.   SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED):

     STOCK OPTIONS (CONTINUED):

     In June 2001, the Company granted to employees of Imaginon, options to purchase up to 720,000 shares of the Company's common stock at an exercise price of $.10 per share, which was based on the market value of the Company's common stock at the date of grant. Options to purchase 330,000 shares were cancelled in 2001, and no options were exercised during 2001. The options vest over a one-year period, in which one-half are exercisable in six months and the remaining one-half after one year. These options expire in 2011.

     The fair value of options granted to Imaginon employees during 2001 was estimated to be approximately $1,025,000. The estimated fair value was calculated using the Black-Scholes option-pricing model utilizing the following assumptions: expected dividend yield, 0%; expected stock price volatility, 138%; risk-free interest rate, 4.21%; expected life of options, two years. Because these options were granted to employees of Imaginon, the Company recognized the fair value of these options as a dividend to Imaginon (a reduction in capital in excess of par), and an offsetting increase to capital in excess of par for the fair value stock options issued.

     In January 2002, options were exercised for the purchase of 170,000 shares of the Company's common stock. The Company received proceeds of $17,000.

     WARRANTS AND WARRANTS TO BE ISSUED:

     Pursuant to the terms of the Agreement in May 2001, the Company issued three-year warrants to consultants, enabling the holders to purchase an aggregate of 3,017,360 shares of the Company's common stock at an exercise price of $.10 per share. The consultants are to assist in raising debt and/or equity financing for the Company. In addition, certain officers and directors of Imaginon received three-year warrants to purchase a total of 1,400,000 shares of the Company's common stock at $0.10 per share.

     During 2001, warrants were exercised for the purchase of 2,522,000 shares of the Company's common stock for $0.10 per share. In lieu of cash, the exercise price was satisfied through a reduction of advances payable to these parties for $252,200.

     During the year ended December 31, 2001, in conjunction with the issuance of $203,000 of promissory notes, the Company agreed to issue three-year warrants to purchase 203,000 shares of the Company's common stock at an exercise price of $.10 per share, exercisable immediately. The total value of these warrants based on the Black Scholes pricing model at the respective agreement dates was $115,000, and was recorded as interest expense in 2001.

                          VIZARIO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEAR ENDED DECEMBER 31, 2001, AND THE PERIODS
        FROM JULY 17, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000 AND 2001

8.   SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED):

     PRIVATE EQUITY LINE OF CREDIT AGREEMENT:

     Effective July 30, 2001, the Company entered into a $5 million Private
       Equity Line of Credit Agreement (the "Equity Line"), whereby subject to terms and conditions of the Equity Line, the Company may sell to an investor up to $5 million of the Company's common stock during a two-year commitment period, as defined, which commences upon the effective date of a registration statement registering shares of common stock to be sold under the Equity Line. The Company is required to register any shares issued or issuable under the Equity Line pursuant to a related Registration Rights Agreement, which requires the Company to register the shares no later than 180 days after July 30, 2001. In the event the Company fails to obtain an effective registration statement within this time period, the Company is subject to penalties. In January 2002, the Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission. This registration statement has not been declared effective, and no common stock has been issued under the Equity Line.