Form 10KSB
period 2002-12-31
VIZARIO INC
filed 2003-10-10
CIK 1097452

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2002                     Commission File No. 0-28073

                                  VIZARIO, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            NEVADA                                       84-0920934
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          12373 E. Cornell Avenue
          Aurora, Colorado 80014                          (303) 478-4442
 ----------------------------------------             --------------------------
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

         Yes  [   ]   No  [ X ]


     Indicate by check mark if no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         Yes  [ X ]   No  [   ]


     The registrant's revenues for its most recent fiscal year were $-0-.

     The aggregate market value of the 15,495,900 shares of common stock of the registrant held by non-affiliates on September 30, 2003, was not determinable.

     At September 30, 2003 a total of 15,915,900 shares of common stock were outstanding.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Description of Business..........................................     3

Item 2.  Description of Property..........................................    12

Item 3.  Legal Proceedings................................................    12

Item 4.  Submission of Matters to a Vote of Security Holders..............    12

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters..............................................    13

Item 6.  Management's Discussion and Analysis or Plan of Operation........    15

Item 7.  Financial Statements.............................................    18

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure.........................................    18

Item 8A. Controls and Procedures..........................................    18


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act................    18

Item 10. Executive Compensation...........................................    21

Item 11. Security Ownership of Certain Beneficial Owners and Management...    23

Item 12. Certain Relationships and Related Transactions...................    24

Item 13. Exhibits and Reports on Form 8-K.................................    25

Item 14. Principal Accountant Fees and Services...........................    26

         Financial Statements.............................................   F-1

         Signatures.......................................................    27

                              COMPREHENSIVE 10-KSB

     This report contains the information required by Item 302 of Regulation S-K "Supplementary Financial Information" for the quarters ended March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002.

                           FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements and information relating to Vizario, Inc. ("Vizario" or "Company") that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Vizario or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Vizario concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; a general lack of interest for any reason in going public by means of transactions involving public blank check companies; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that Vizario has no assets, and that for Vizario to succeed requires that it either originate a successful business (for which it lacks the funds) or acquire a successful business. Vizario's realization of its business aims as stated herein will depend in the near future principally on the successful completion of its acquisition of a business, as discussed below.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS.

BACKGROUND

     Vizario, Inc. a Nevada corporation, is the successor to Gallagher Research Corporation ("GRC"). GRC was incorporated on April 2, 1999, for the purpose of entering into a merger with and reincorporating its predecessor, Gallagher Research and Development Company ("GRDC"), a Colorado corporation organized on July 27, 1983. Prior to October 1998, GRDC was an independent oil and gas service firm that provided geological, geophysical and geochemical services in North America and internationally. Subsequently, GRC developed a new business plan to either acquire a small to medium-size business (or its assets) actively engaged in a business generating revenues or having immediate prospects of generating revenues, or to originate a business.

     On May 24, 2001, Vizario entered into a Stock Exchange Agreement and Plan of Reorganization (the "Agreement") with Imaginon, Inc., a Delaware corporation ("Imaginon") and Wireless Web Data, Inc. ("WWDI"), a Delaware corporation wholly-owned by Imaginon. WWDI was formed in July of 2000 to develop and commercialize a new application of Imaginon's technology targeted at wireless Web data acquisition, formatting and delivery. The Agreement provided for the Company's purchase from Imaginon of all the issued and outstanding capital stock of WWDI in exchange for the Company's issuance of 20,000,000 shares of its authorized but unissued common stock to Imaginon (the "Exchange").

     Pursuant to the Agreement, Vizario acquired all 6,000,000 issued and outstanding common shares of WWDI owned by Imaginon. Vizario underwent a change in control in connection with the consummation of the Exchange in which (i) the sole director of the Company resigned, and persons designated by WWDI became the Company's board of directors; (ii) the Company's executive officers; and the new board of directors appointed replacement officers; (iii) the Company changed its name to Vizario, Inc.; and (iv) Imaginon, as the sole shareholder of WWDI, became the holder of 20,000,000 shares of the Company's common stock, out of

24,768,000 shares issued and outstanding, or approximately 80.75% of the Company's voting shares, of which 920,000 of the 20,000,000 shares were then subsequently transferred to officers and directors of Imaginon.

     Vizario operated as a technology company whose name is also the title of its premier software. "Vizario" software was intended to supercede Internet search engines and web browsers on 2nd generation ("2G") wireless devices - the new generation of cell phones, PDA's and pocket computers. 2G devices communicate at higher data rates, typically between 33 kbps and 144 kbps. Vizario's technology was software designed to optimize data acquisition and transmission - especially of media data like video, audio and pictures. Vizario planned to give wireless end users the kind of access to the Internet that they are used to getting from desktop computers. Vizario's products were designed to present users with what they need: Web page summaries, audio clips, text, graphics and video clips - Vizario displays it, stores it and updates it. The technology underlying the Vizario software is protected under U.S. patents licensed by Vizario from Imaginon.

     Vizario's funding of its operations and technological license rights was accompanied by an infusion of capital from a number of investors in 2001, in exchange for promissory notes and advances payable totaling $906,000, $278,000 of which were subsequently converted into Series A preferred stock of the Company. Vizario became dormant in July of 2002 when the Company's board of directors determined that its business plan could not be executed, and that the business of WWDI could not be developed, due to a lack of operating capital and the lack of prospects to raise adequate funding.

     In September of 2002, Vizario and Imaginon entered into a Settlement/Recission Agreement whereby Imaginon returned 19,080,000 shares of the Company's common stock and the Company returned 6,000,000 shares of WWDI to Imaginon. The officers and directors of Imaginon also returned 920,000 shares of common stock and agreed to the cancellation of warrants for 1,400,000 shares of common stock. The Company subsequently cancelled the 20,000,000 shares of common stock. The technology license agreement between WWDI and Imaginon, which was in default, was cancelled. Payables of $1,261,706 which represented past due technological license obligations and intercompany charges were settled by Imaginon for $10,000.

     In January and February of 2003, the Company sold 400,000 shares of common stock for $50,000 or $.125 per share, which were issued in the second quarter of 2003. In April and May holders of $524,500 of the $669,500 of outstanding notes and advances payable at December 31, 2002 converted their outstanding balances into 4,196,000 shares of common stock. The Series A preferred stockholder of $203,000 previously had converted $75,000 of Series A preferred stock into 1,096,581 shares of common stock also held a $145,000 8% convertible promissory note. The $203,000 of Series A preferred stock and the promissory note were converted into 215,923 shares of common stock plus a warrant to purchase 1,500,000 shares of common stock at $.001 per share. The warrant that they previously held for 1,000,000 shares of common stock was modified to reflect an exercise price of $.001 per share. Both of these warrants are identical in terms and features. The warrants limit the holders to a 9.99% beneficial ownership of the Company's outstanding common stock and are exercisable until April 10, 2007. All such shares were treated as "restricted securities", meaning that they were shares issued in transactions not involving any public offering, stop transfer orders were entered into the stock books as to such shares, and all certificates evidencing these shares bore a customary form of investment legend.

     As of September 30, 2003, Vizario has outstanding 15,915,900 shares of common stock and warrants to purchase 2,500,000 shares of the Company's common stock at $.001 per share.

     Vizario owns no real estate and has no full time employees, and it will have no operations of its own unless and until it engages in one or more of the activities described below under this ITEM 1. Vizario is a blank check company which intends to enter into a business combination with one or more as yet unidentified privately held businesses.

EXCHANGE ACT REGISTRATION

     Vizario voluntarily filed a registration statement on Form 10SB-12G in November of 1999 with the Securities and Exchange Commission ("SEC" or "Commission") in order to register Vizario's common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Vizario is required to file quarterly, annual and other reports and other information with the SEC as required by the Exchange Act. If Vizario's duty to file reports under the Exchange Act is suspended, Vizario intends to nonetheless continue filing reports on a voluntary basis if it is able to do so.

PROPOSED BUSINESS

     Vizario intends to enter into a business combination with one or more as yet unidentified privately held businesses. Management believes that Vizario will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with Vizario, without offering their own securities to the public. Vizario will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Vizario has not entered into any agreement, arrangement or understanding of any kind with any person regarding a business combination.

     Depending upon the nature of the transaction, the current officers and directors of Vizario probably will resign their directorship and officer positions with Vizario in connection with Vizario's consummation of a business combination. See "Form of Acquisition" below. Vizario's current management will not have any control over the conduct of Vizario's business following Vizario's completion of a business combination.

     It is anticipated that business opportunities will come to Vizario's attention from various sources, including its management, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. Vizario has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder of or as a business consultant in regard to any business opportunities for Vizario. There are no plans to use advertisements, notices or any general solicitation in the search for combination candidates.

     PRE-COMBINATION ACTIVITIES. Vizario is a "blank check" company, defined as an inactive, publicly quoted company with nominal assets and liabilities. With these characteristics, management believes that Vizario will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with Vizario, without offering their own securities to the public. The term "business combination" (or "combination") means the result of
(i) a statutory merger of a combination candidate into or its consolidation with Vizario or a wholly owned subsidiary of Vizario formed for the purpose of the merger or consolidation, (ii) the exchange of securities of Vizario for the assets or outstanding equity securities of a privately held business, or (iii) the sale of securities by Vizario for cash or other value to a business entity or individual, and similar transactions.

     A combination may be structured in one of the foregoing ways or in any other form which will result in the combined entity being a publicly held corporation. It is unlikely that any proposed combination will be submitted for the approval of Vizario's shareholders prior to consummation. Pending negotiation and consummation of a combination, Vizario anticipates that it will have no business activities or sources of revenues and will incur no significant expenses or liabilities other than expenses related to ongoing filings required by the Exchange Act, or related to the negotiation and consummation of a combination.

     Vizario anticipates that the business opportunities presented to it will
(1) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (2) be experiencing financial or operating difficulties; (3) be in need of funds to develop a new product or service or to expand into a new market; (4) be relying upon an untested product or marketing concept; or (5) have a combination of the foregoing characteristics. Given the above factors, it should be expected that any acquisition candidate may have a history of losses or low profitability.

     Vizario will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of Vizario will seek combination candidates in the United States and other countries, as available time permits, through existing associations and by word of mouth.

     Vizario has not entered into any agreement or understanding of any kind with any person regarding a business combination. There is no assurance that Vizario will be successful in locating a suitable combination candidate or in concluding a business combination on terms acceptable to Vizario. Vizario's Board of Directors has not established a time limitation by which it must consummate a suitable combination; however, if Vizario is unable to consummate a suitable combination within a reasonable period, such period to be determined at the discretion of Vizario's Board of Directors, the Board of Directors will probably recommend its liquidation and dissolution. It is anticipated that Vizario will not be able to diversify, but will essentially be limited to one such venture because of Vizario's lack of capital. This lack of diversification will not permit Vizario to offset potential losses from one acquisition against profits from another, and should be considered an adverse factor affecting any decision to purchase Vizario's securities.

     Vizario's board of directors has the authority and discretion to complete certain combinations without submitting them to the stockholders for their prior approval. Vizario's shareholders should not anticipate that they will have any meaningful opportunity to consider or vote upon any candidate selected by Vizario management for acquisition. Generally, the prior approval of Vizario's shareholders will be required for any statutory merger of Vizario with or into another company, but shareholder approval will not be required if the following requirements are met: (1) Vizario's articles of incorporation will not change as a result of the merger; (2) following the merger, each person who was a Vizario shareholder immediately prior to the merger will on the effective date of the merger continue to hold the same number of shares, with identical designations, preferences, limitations and relative rights; and (3) the number of Vizario voting and participating shares which are outstanding prior to the merger is not increased more than 20% as a result of the merger, giving effect to the conversion of convertible securities and the exercise of warrants, options and other rights issued in the merger. It is likely, however, in management's opinion that any combination entered into by Vizario that takes the form of a merger will result in the issuance of additional shares exceeding the 20% limitation. Shareholder approval also will not be required as to any "short-form merger," meaning the merger into Vizario of a company in which Vizario already owns 90% or more of the equity securities. Moreover, in the event that a business combination occurs in the form of a stock-for-stock exchange or the issuance of stock to purchase assets, the approval of Vizario's shareholders will not be required by law so long as it is Vizario that acquires the shares or assets of the other company.

     However, it is anticipated that Vizario's shareholders will, prior to completion of any combination, be given information about the candidate company's business, financial condition, management and other information required by ITEMs 6(a), (d), (e), 7 and 8 of Schedule 14A of Regulation 14A under the Exchange Act, which is substantially the same information as required in a proxy statement.

     COMBINATION SUITABILITY STANDARDS. The analysis of candidate companies will be undertaken by or under the supervision of Vizario's President, who is not a professional business analyst. See "MANAGEMENT" below.

     To a large extent, a decision to participate in a specific combination may be made upon management's analysis of the quality of the candidate company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the candidate will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to objectively quantify or analyze. In many instances, it is anticipated that the historical operations of a specific candidate may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Vizario will be dependent upon the owners and management of a candidate to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because Vizario may participate in a business combination with a newly organized candidate or with a candidate which is entering a new phase of growth, it should be emphasized that Vizario will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for the candidate's products or services will likely not be established, and the candidate may not be profitable when acquired.

     Otherwise, Vizario anticipates that it may consider, among other things, the following factors:

     1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     2. Vizario's perception of how any particular candidate will be received by the investment community and by Vizario's stockholders;

     3. Whether, following the business combination, the financial condition of the candidate would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of Vizario to qualify for listing on an exchange or on NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of the federal "penny stock" rules adopted by the SEC;

     4. Capital requirements and anticipated availability of required funds, to be provided by Vizario or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     5.   The extent to which the candidate can be advanced;

     6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

     8. The cost of participation by Vizario as compared to the perceived tangible and intangible values and potential; and

     9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

     No one of the factors described above will be controlling in the selection of a candidate. Potentially available candidates may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. It should be recognized that, because of Vizario's limited capital available for investigation and management's limited experience in business analysis, Vizario may not discover or adequately evaluate adverse facts about the opportunity to be acquired. Vizario cannot predict when it may participate in a business combination. It expects, however, that the analysis of specific proposals and the selection of a candidate may take several months or more.

     Management believes that various types of potential merger or acquisition candidates might find a business combination with Vizario to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with Vizario to be an attractive alternative.

     Prior to consummation of any combination (other than a mere sale by Vizario insiders of a controlling interest in Vizario's common stock) Vizario intends to require that the combination candidate provide Vizario the financial statements required by ITEM 310 of Regulation S-B, including at the least an audited balance sheet as of the most recent fiscal year end and statements of operations, changes in stockholders' equity and cash flows for the two most recent fiscal years, audited by certified public accountants acceptable to Vizario's management, and the necessary unaudited interim financial statements. Such financial statements must be adequate to satisfy Vizario's reporting obligations under Section 15(d) or 13 of the Exchange Act. If the required audited financial statements are not available at the time of closing, Vizario management must reasonably believe that the audit can be obtained in less than 60 days. This requirement to provide audited financial statements may significantly narrow the pool of potential combination candidates available, since most private companies are not already audited. Some private companies will either not be able to obtain an audit or will find the audit process too expensive. In addition, some private companies on closer examination may find the entire process of being a reporting company after a combination with Vizario too burdensome and expensive in light of the perceived potential benefits from a combination.

     FORM OF ACQUISITION. It is impossible to predict the manner in which Vizario may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of Vizario and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of Vizario and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. Vizario may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of Vizario with other corporations or forms of business organization, and although it is likely, there is no assurance that Vizario would be the surviving entity. In addition, the present management and stockholders of Vizario most likely will not have control of a majority of the voting shares of Vizario following a reorganization transaction. As part of such a transaction, Vizario's existing directors may resign and new directors may be appointed without any vote or opportunity for approval by Vizario's shareholders.

     It is likely that Vizario will acquire its participation in a business opportunity through the issuance of common stock or other securities of Vizario. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, Vizario's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of Vizario prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in Vizario by the current officers, directors and principal shareholders.

     It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, Vizario may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in Vizario's securities may have a depressive effect upon such market.

     Vizario will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

     As a general matter, Vizario anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither Vizario nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of Vizario to pay until an indeterminate future time may make it impossible to procure goods and services.

     POST-COMBINATION ACTIVITIES. Management anticipates that, following consummation of a combination, control of Vizario will change as a result of the issuance of additional common stock to the shareholders of the business acquired in the combination. Once ownership control has changed, it is likely that the new controlling shareholders will call a meeting for the purpose of replacing the incumbent directors of Vizario with candidates of their own, and that the new directors will then replace the incumbent officers with their own nominees. Rule 14f-1 under the Exchange Act requires that, if in connection with a business combination or sale of control of Vizario there should arise any arrangement or understanding for a change in a majority of Vizario's directors and the change in the board of directors is not approved in advance by Vizario's shareholders at a shareholder meeting, then none of the new directors may take office until at least ten (10) days after an information statement has been filed with the Securities and Exchange Commission and sent to Vizario's shareholders. The information statement furnished must as a practical matter include the information required by ITEMs 6(a), (d) and (e), 7 and 8 of Schedule 14A of Regulation 14A in a proxy statement.

     Following consummation of a combination, management anticipates that Vizario will file a current report on Form 8-K with the Commission which discloses among other things the date and manner of the combination, material terms of the definitive agreement, the assets and consideration involved, the identity of the person or persons from whom the assets or other property was acquired, changes in management and biographies of the new directors and executive officers, identity of principal shareholders following the combination, and contains the required financial statements. Such a Form 8-K report also will be required to include all information as to the business acquired called for by ITEM 101 of Regulation S-B.

POTENTIAL BENEFITS to INSIDERS

     In connection with a business combination, it is possible that shares of common stock constituting control of Vizario may be purchased from the current principal shareholders ("insiders") of Vizario by the acquiring entity or its affiliates. If stock is purchased from the insiders, the transaction is very likely to result in substantial gains to them relative to the price they originally paid for the stock. In Vizario's judgment, none of its officers and directors would as a result of such a sale become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. No bylaw or charter provision Vizario prevents insiders from negotiating or consummating such a sale of their shares. The sale of a controlling interest by Vizario insiders could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares, and it is unlikely that Vizario shareholders generally will be given the opportunity to participate in any such sale of shares. Moreover, Vizario shareholders probably will not be afforded any opportunity to review or approve any such buyout of shares held by an officer, director or other affiliate, should such a buyout occur.

     Vizario may require that a company being acquired repay all advances made to Vizario by Vizario shareholders and management, at or prior to closing of a combination. Otherwise, there are no conditions that any combination or combination candidate must meet, such as buying stock from Vizario insiders or paying compensation to any Vizario officer, director or shareholder or their respective affiliates.

POSSIBLE ORIGINATION of a BUSINESS

     The Board of Directors has left open the possibility that, instead of seeking a business combination, Vizario may instead raise funding in order to originate an operating business, which may be in any industry or line of business, and could involve Vizario's origination of a start-up business, purchase and development of a business already originated by third parties, joint venture of a new or existing business, or take any other lawful form. It is also possible that Vizario may engage in one or more combinations, as discussed above, and originate a business in addition. Potential shareholders should consider that management has the widest possible discretion in choosing a business direction for Vizario.

     Any funds needed to originate and develop a business would almost certainly be raised from the sale of Vizario's securities, since Vizario lacks the creditworthiness to obtain a loan. Management does not believe that the principal shareholders, directors or executive officers of Vizario would be willing to guarantee any debt taken on, and obtaining a loan without personal guarantees is unlikely. Capital could possibly be raised from the sale of debt instruments convertible into common stock upon the occurrence of certain defined events, but no such funding has been offered. Vizario has no current plans to offer or sell its securities, but would be agreeable do so if a worthy business opportunity presents itself and adequate funding then appears to be available.

USE OF CONSULTANTS and FINDERS

     Although there are no current plans to do so, Vizario management might hire and pay an outside consultant to assist in the investigation and selection of candidates, and might pay a finder's fee to a person who introduces a candidate with which Vizario completes a combination. Since Vizario management has no current plans to use any outside consultants or finders to assist in the investigation and selection of candidates, no policies have been adopted regarding use of consultants or finders, the criteria to be used in selecting such consultants or finders, the services to be provided, the term of service, or the structure or amount of fees that may be paid to them. However, because of the limited resources of Vizario, it is likely that any such fee Vizario agrees to pay would be paid in stock and not in cash. Vizario has had no discussions, and has entered into no arrangements or understandings, with any consultant or finder. Vizario's officers and directors have not in the past used any particular consultant or finder on a regular basis and have no plan to either use any consultant or recommend that any particular consultant be engaged by Vizario on any basis.

     It is possible that compensation in the form of common stock, options, warrants or other securities of Vizario, cash or any combination thereof, may be paid to outside consultants or finders. No securities of Vizario will be paid to officers, directors or promoters of Vizario nor any of their respective affiliates. Any payments of cash to a consultant or finder would be made by the business acquired or persons affiliated or associated with it, and not by Vizario. It is possible that the payment of such compensation may become a factor in any negotiations for Vizario's acquisition of a business opportunity. Any such negotiations and compensation may present conflicts of interest between the interests of persons seeking compensation and those of Vizario's shareholders, and there is no assurance that any such conflicts will be resolved in favor of Vizario's shareholders.

RISK FACTORS

     At this time the shares of Vizario are speculative and involve a high degree of risk, for the reasons following. Vizario has no operations or revenues, thus there are no financial results upon which anyone may base an assessment of its potential. No combination candidate has been identified for acquisition by management, nor has any determination been made as to any business for Vizario to enter, and shareholders will have no meaningful voice in any such determinations. There is no assurance that Vizario will be successful in completing a combination or originating a business, nor that Vizario will be successful or that its shares will have any value even if a combination is completed or a business originated.

     Vizario's officers and directors, who serve only on a part-time basis, have had limited experience in the business activities contemplated by Vizario, yet Vizario will be solely dependent on them. Vizario lacks the funds or other incentive to hire full-time experienced management. Each of Vizario's management members has other employment or business interests to which he devotes his primary attention and will continue to do so, devoting time to Vizario only on an as-needed basis. Moreover, members of management are involved in other companies also seeking to engage in a combination, and conflicts of interest could arise in the event they come across a desirable combination candidate. No assurance exists that all or any such conflicts will be resolved in favor of Vizario.

     After completion of a combination, the current shareholders of Vizario may experience severe dilution of their ownership due to the issuance of shares in the combination. Any combination effected by Vizario almost certainly will require its existing management and board members to resign, thus shareholders have no way of knowing what persons ultimately will direct Vizario and may not have an effective voice in their selection.

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

     The states generally are free to enact legislation or adopt rules that prohibit secondary trading in the securities of "blank check" companies like Vizario. Section 18, however, of the Act preempts state law as to covered securities of reporting companies. Thus, while the states may require certain limited notice filings and payment of filing fees by Vizario as a precondition to secondary trading of its shares in those states, they cannot, so long as Vizario is a reporting issuer, prohibit, limit or condition trading in Vizario's securities based on the fact that Vizario is or ever was a blank check company. Vizario will comply with such state limited notice filings as may be necessary in regard to secondary trading. At this time, Vizario's stock is not actively traded in any market, and an active market in its common stock is not expected to arise, if ever, until after completion of a business combination.

NO INVESTMENT COMPANY ACT REGULATION

     Prior to completing a combination, Vizario will not engage in the business of investing or reinvesting in, or owning, holding or trading in securities, or otherwise engaging in activities which would cause it to be classified as an "investment company" under the 1940 Act. To avoid becoming an investment company, not more than 40% of the value of Vizario's assets (excluding government securities and cash and cash equivalents) may consist of "investment securities," which is defined to include all securities other than U.S. government securities and securities of majority-owned subsidiaries. Because Vizario will not own less than a majority of any assets or business acquired, it will not be regulated as an investment company. Vizario will not pursue any combination unless it will result in Vizario owning at least a majority interest in the business acquired.

COMPETITION

     Vizario will be in direct competition with many entities in its efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those which Vizario, with its limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than Vizario's management. Moreover, Vizario also will be competing with numerous other blank check companies for such opportunities.

EMPLOYEES

     Vizario has no employees. Vizario only has one officer, who is also the sole director of the Company. It is not expected that Vizario will have any full-time or other employees except as a result of completing a combination.

Item 2. DESCRIPTION OF PROPERTY.

     Vizario neither owns nor leases any real estate or other properties. Vizario's offices are located in the offices of its President, Mr. Stephen M. Siedow, beginning in March 2003. This arrangement will continue until Vizario raises funding to originate a business or completes an acquisition of an operating business, in which latter event the offices of Vizario undoubtedly will be the same as those of the acquired company.

Item 3. LEGAL PROCEEDINGS.

     There are no legal proceedings which are pending or have been threatened against Vizario or any officer, director or control person of which management is aware.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote or for the written consent of security shareholders for the year ended December 31, 2002, and no meeting of shareholders was held.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

PRICE RANGE of the COMMON STOCK

     Our common stock is quoted and traded in the so-called over the counter "Gray Markets" under the symbol "VZRO." Once current in its SEC filings, Vizario intends to reapply for quotation on the OTC Bulletin Board ("OTCBB") maintained by the National Association of Securities Dealers Inc. Our common stock was quoted on the OTCBB under the symbol "VZRO" from June 18, 2001 through May 15, 2002, after which date, our common stock was delisted. Prior to June 17, 2001 Vizario's common stock was the subject of an unpriced quotation (meaning that it was quoted "name only" without bid or asked prices posted) on the OTCBB. The following table sets forth the range of high and low sales price of our common stock as quoted by NASDAQ.

                                   High                           Low
                                Sales Price                   Sales Price
                                -----------                   -----------

          2002
          ----
     Fourth Quarter                 N/A                           N/A
     Third Quarter                  N/A                           N/A
     Second Quarter                 $ .20                         $ .01
     First Quarter                  $ .20                         $ .10

          2001
          ----
     Fourth Quarter                 $ .54                         $ .29
     Third Quarter                  $1.80                         $ .24
     Second Quarter                 $2.01                         $1.01
     First Quarter                  N/A                           N/A

     No active trading market is expected to arise (if one ever arises), unless and until Vizario successfully completes a business combination. No shareholder has entered into a lock-up or similar agreement as to his common shares.

DIVIDENDS

     Vizario has not declared or paid any dividends on its common stock to date. Management anticipates that any future earnings will be retained as working capital and used for business purposes. Accordingly, it is unlikely that Vizario will declare or pay any such dividends in the foreseeable future.

SHAREHOLDERS

     Vizario has approximately 200 shareholders of record. Vizario has 15,915,900 common shares issued and outstanding, of which (i) 8,546,100 shares are unrestricted and not held by affiliates, (ii) 1,826,581 shares are restricted but subject to Rule 144 and not held by affiliates, (iii) 5,123,219 shares are restricted and not held by affiliates which were issued for cash and settlements of Vizario's accounts payable/accrued expenses, notes/advances and mandatory redeemable Series A preferred stock, and (iv) 420,000 shares are held by Stephen M. Siedow, President of the Company.

     The shares issued after December 31, 2002 were treated as "restricted securities", meaning that they were shares issued in transactions not involving any public offering, stop transfer orders were entered into the stock books as to such shares, and all certificates evidencing these shares bore a customary form of investment legend.

PUBLIC MARKET for the COMMON SHARES

     There currently is no public market for Vizario's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Unless and until Vizario's common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as "penny stocks" under the Exchange Act and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

     For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as Vizario's common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in Vizario's shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

RECENT SALES OF UNREGISTERED SECURITIES

     On March 26, 2002, Vizario issued 660,000 shares of common stock to Redwood Consultants et al, in exchange for consulting services provided to the Company. The total value of the shares issued, based on the quoted market price of the common stock on the date of the issuance, was approximately $82,500.

     On April 19, 2002, Vizario issued 989,509 shares of common stock to Alpha Capital Aktiengesellschaft. The stock was issued in connection with the conversion of $50,000 or 50 shares of Vizario's Series A, preferred stock.

     In January and February of 2003, the Company sold 400,000 shares of common stock for $50,000 or $.125 per share, which were issued in the second quarter of 2003. In April and May holders of $524,500 of the $669,500 of outstanding notes and advances payable at December 31, 2002 converted their outstanding balances into 4,196,000 shares of common stock. The Series A preferred stockholder of $203,000 previously had converted $75,000 of Series A preferred stock into 1,096,581 shares of common stock also held a $145,000 8% convertible promissory note. The $203,000 of Series A preferred stock and the promissory note were converted into 215,923 shares of common stock plus a warrant to purchase 1,500,000 shares of common stock at $.001 per share. Accrued dividends of $13,942, accrued penalties of $36,972 and accrued interest of $9,667 were waived. The warrant that they previously held for 1,000,000 shares of common stock was modified to reflect an exercise price of $.001 per share. Both of these warrants are identical in terms and features. The warrants limit the holders to a 9.99% beneficial ownership of the Company's outstanding common stock and are exercisable until April 10, 2007. Accounts payable and accrued expenses of $11,732 were converted into 93,860 shares of common stock.

     All shares discussed above were issued without registration under the Act and thus constitute "restricted securities" as defined in Rule 144(a) under the Act. All certificates issued representing these shares contained a customary form of investment legend, and the shares may not be sold, pledged, hypothecated or otherwise transferred unless first registered under the Securities Act or pursuant to an available exemption from such registration requirements. A stop transfer order as to all such shares have been entered into our stock books. We relied upon Section 4(2) of the Securities Act of 1933 for the offers and sales to these entities and persons. We believe that Section 4(2) was available because the offers and sales were transactions not involving any public offering. These transactions involved the issuance of securities to entities or persons having a pre-existing relationship with Vizario and who were well familiar with Vizario and its operations. We did not utilize brokers in connection with the transaction(s) and did not pay commissions or any form of compensation to any person for soliciting the offers and sales. Each of these individuals represented to us that they were acquiring the shares for investment purposes, without any intent of making a redistribution of them, and that they had access to the same kind and quality of information concerning us as would be contained in a registration statement filed under the Securities Act. Certain of these shares subsequently were transferred among the holders.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth, as of the year ended December 31, 2002, certain information with respect to Vizario's compensation plans and individual compensation arrangements to which Vizario is a party, if any, under which any equity securities of Vizario are authorized for issuance.

-------------------------------------------------------------------------------------------------------------
   Plan category                             Number of securities     Weighted average         Number of
                                               to be issued upon     exercise price of         securities
                                                  exercise of           outstanding       remaining available
                                             outstanding options,    options, warrants    for future issuance
                                              warrants and rights        and rights
-------------------------------------------------------------------------------------------------------------
                                                     (a)                    (b)                   (c)
-------------------------------------------------------------------------------------------------------------
   Equity compensation plans approved by
   security holders

   1997 EMPLOYEE STOCK
      COMPENSATION PLAN                              -0-                     N/A                 23,900

   1997 COMPENSATORY STOCK
      OPTION PLAN                                    -0-                     N/A                830,000
-------------------------------------------------------------------------------------------------------------
   Equity compensation plans not approved
   by security holders

   NONE                                              N/A                     N/A                 N/A
-------------------------------------------------------------------------------------------------------------
   Total                                             -0-                                        853,900
-------------------------------------------------------------------------------------------------------------

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN of OPERATION

     Vizario is a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. Vizario will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of Vizario will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth.
This plan of operation has been adopted in order to attempt to create value for Vizario's shareholders. For further information on Vizario's plan of operation and business, see PART I, Item 1 above.

     Vizario does not intend to do any product research or development. Vizario does not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured

                                       15

as an asset purchase, and no such asset purchase currently is anticipated. Similarly, Vizario does not expect to add additional employees or any full-time employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

RESULTS of OPERATIONS

     Vizario's business activities prior to July 2002 were that of a technology company whose name was also the title of its premier software. "Vizario" software was intended to supercede Internet search engines and web browsers on 2nd generation ("2G") wireless devices - the new generation of cell phones, PDA's and pocket computers. 2G devices communicate at higher data rates, typically between 33 kbps and 144 kbps. Vizario's technology was software designed to optimize data acquisition and transmission - especially of media data like video, audio and pictures. Vizario planned to give wireless end users the kind of access to the Internet that they are used to getting from desktop computers. Vizario's products were designed to present users with what they need: Web page summaries, audio clips, text, graphics and video clips - Vizario displays it, stores it and updates it. Vizario has not had any operations or revenues since June 2002. Vizario anticipates no operations unless and until it completes a business combination as described above.

     Comparison of 2002 to 2001

     Vizario has not had any operations since June of 2002. For the period that Vizario operated, the Company had no revenues and incurred a net loss of $500,409, as compared to a net loss of $3,179,224 for the year ended December 31, 2001. General and administrative expenses in 2002 related primarily to accounting and legal fees, miscellaneous filing fees, SB-2 non-registration penalties, office costs and supplies, public relations fees, rent, web site and other miscellaneous expenses. The Company in 2002 incurred no research and development expenditures or sales and marketing expenses as compared to 2001.

     Comparison of 2001 to 2000 (Inception)

     For the year ended December 31, 2001, Vizario had $449 of revenues and incurred a net loss of $3,179,224, as compared to a net loss of $25,003 for the period July 17, 2000 (inception) to December 31, 2000. Research and development expenditures were $186,819 and $5,500 respectively. In August 2001, Imaginon reduced the size of its engineering staff, which affected the availability of resources available to Vizario.

     For the year ended December 31, 2001, sales and marketing expenses were $133,267 as compared to $-0-, for 2000. Vizario in 2001 reduced its sales and marketing efforts and focused its efforts on product development and refinement. The Company continued its ongoing efforts to build strategic relationships and market the Company and its products to potential customers.

     For the year ended December 31, 2001, general and administrative expenses were $1,324,644 as compared to $19,503 for 2000. Of the 2001 totals, approximately 22% was for legal, accounting and audit services, corporate filings and reporting, and 48% was related to the amortization expense of its technology. The remaining 30% was for rent, utilities, communications, computer equipment and supplies, office supplies, public relations, travel, and other miscellaneous expenses.

     In connection with management's assessment of its long-lived assets at December 31, 2001, the Company determined that the carrying value of its technological license rights was impaired. Management's assessment included an evaluation of the financial condition of the Company, the inability of the Company to develop, market, and sell its products within the timetables established by management, and the limited availability of financing to continue its efforts. Based on this assessment, management determined the carrying amount of the technological license rights was impaired, and therefore recorded an impairment charge of $1,251,667 in the fourth quarter of 2001.

LIQUIDITY and CAPITAL RESOURCES

     Vizario had no cash on hand at December 31, 2002 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, Vizario has accumulated a deficit of $3,704,636. Vizario has pro-forma debts totaling $55,024 after reflecting the common stock issued for cash and settlements of Vizario's accounts payable/accrued expenses, notes/advances and mandatory redeemable Series A preferred stock.

     Vizario has no commitment for any capital expenditure and foresees none. However, Vizario will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Vizario's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $15,000 in the fiscal year ending December 31, 2003. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

     Vizario's current management has informally agreed to continue rendering services to Vizario and to not demand payment of sums owed unless and until Vizario completes an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of Vizario debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to Vizario without charge.

     Vizario will only be able to pay its future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, Vizario is unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. Vizario believes that management members or shareholders will loan funds to Vizario as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to Vizario, however, and it is not certain they will always want or be financially able to do so. Vizario shareholders and management members who advance money to Vizario to cover operating expenses will expect to be reimbursed, either by Vizario or by the company acquired, prior to or at the time of completing a combination. Vizario has no intention of borrowing money to reimburse or pay salaries to any Vizario officer, director or shareholder or their affiliates. There currently are no plans to sell additional securities of Vizario to raise capital, although sales of securities may be necessary to obtain needed funds. Vizario's current management and its counsel have agreed to continue their services to Vizario and to accrue sums owed them for services and expenses and expect payment reimbursement only.

     Should existing management or shareholders refuse to advance needed funds, however, Vizario would be forced to turn to outside parties to either loan money to Vizario or buy Vizario securities. There is no assurance whatever that Vizario will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to Vizario, including among others:

     1. failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in Vizario's stock and could result in fines and penalties to Vizario under the Exchange Act;

     2. curtailing or eliminating Vizario's ability to locate and perform suitable investigations of potential acquisitions; or

     3. inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

     Vizario hopes to require potential candidate companies to deposit funds with Vizario that it can use to defray professional fees and travel, lodging and other due diligence expenses incurred by Vizario's management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. Our financial statements filed as part of this annual report include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Item 7.   FINANCIAL STATEMENTS.

     See the index to Vizario's financial statements on page 26.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

Item 8A.  CONTROLS AND PROCEDURES.

     Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out by Stephen M. Siedow, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Siedow concluded that as of December 31, 2002, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

     There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

IDENTIFICATION OF CURRENT DIRECTORS and EXECUTIVE OFFICERS

     The persons who have served as directors and executive officers of Vizario since March 11, 2003, their ages and positions held in Vizario, are listed below. Each director will serve until the next annual meeting of shareholders, or until their respective successors have been elected and duly qualified. Directors serve one-year terms. Officers hold office at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist or are contemplated. There are no family relationships between any director or executive officer.

           Name             Age                      Position
           ----             ---                      --------

     Stephen M. Siedow       53           Chief Executive Officer, President and
                                          Chief Financial Officer

BIOGRAPHICAL INFORMATION

     The following is a brief account of the business experience during at least the past five years of each person who is a director and executive officer at the time of filing this report, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out. None of such persons has ever devoted full time or any significant time to Vizario's business. These persons have agreed to devote only such time to Vizario's business as seems reasonable and necessary from time to time.

     STEPHEN M. SIEDOW. Mr. Siedow is president and sole shareholder of Stephen
M. Siedow, P.C., a professional accounting firm providing auditing, management consulting, tax services and write-up services to corporations, partnerships and individuals since 1982. Mr. Siedow specializes in public and SEC accounting and has experience in industries including mining (gold and coal), oil and gas, construction, and mergers/acquisitions/ liquidations. Prior to that, he was with the audit department of Ernst & Young, Certified Public Accountants in Denver, Colorado, for eight years. Mr. Siedow is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Mr. Siedow also is a director, executive officer and significant shareholder of the following companies, all of which are blank check companies:

     o    BIONET TECHNOLOGIES, INC., a Nevada corporation.
     o    EQUICAP, INC., a California corporation.
     o    MNS EAGLE EQUITY GROUP, INC., a Nevada corporation.
     o    MNS EAGLE EQUITY GROUP III, INC., a Nevada corporation.

POTENTIAL CONFLICTS of INTEREST

     Vizario's officers and directors are now and may in the future be affiliated with other blank check companies having a similar business plan to that of Vizario ("Affiliated Companies") which may compete directly or indirectly with Vizario. Vizario has not identified a specific business area, industry or industry segment in which it will seek combination candidates. Vizario has made a determination that it will not concentrate its search for combination candidates in any particular business, industry or industry segment, since any such determination is potentially limiting and confers no advantage to Vizario or its shareholders. Certain specific conflicts of interest may include those discussed below.

     1. The interests of any Affiliated Companies from time to time may be inconsistent in some respects with the interests of Vizario. The nature of these conflicts of interest may vary. There may be circumstances in which an Affiliated Company may take advantage of an opportunity that might be suitable for Vizario. Although there can be no assurance that conflicts of interest will not arise or that resolutions of any such conflicts will be made in a manner most favorable to Vizario and its shareholders, the officers and directors of Vizario have a fiduciary responsibility to Vizario and its shareholders and, therefore, must adhere to a standard of good faith and integrity in their dealings with and for Vizario and its shareholders.

     2. The officers and directors of Vizario serve as officers or directors of one or more Affiliated Companies and may serve as officers and directors of other Affiliated Companies in the future. Vizario's officers and directors are required to devote only so much of their time to Vizario's affairs as they deem appropriate, in their sole discretion. As a result, Vizario's officers and directors may have conflicts of interest in allocating their management time, services, and functions among Vizario and any current and future Affiliated Companies which they may serve, as well as any other business ventures in which they are now or may later become involved.

     3. The Affiliated Companies may compete directly or indirectly with that of Vizario for the acquisition of available, desirable combination candidates. There may be factors unique to Vizario or an Affiliated Company which respectively makes it more or less desirable to a potential combination candidate, such as age of the company, name, capitalization, state of incorporation, contents of the articles of incorporation, etc. However, any such direct conflicts are not expected to be resolved through arm's-length negotiation, but rather in the discretion of management. While any such resolution will be made with due regard to the fiduciary duty owed to Vizario and its shareholders, there can be no assurance that all potential conflicts can be resolved in a manner most favorable to Vizario as if no conflicts existed. Members of Vizario's management who also are members of management of another Affiliated Company will also owe the same fiduciary duty to the shareholders of each other Affiliated Company.

     Should a potential acquisition be equally available to and desirable for both Vizario and the Affiliated Companies, no guideline exists for determining which company would make the acquisition. This poses a risk to Vizario shareholders that a desirable acquisition available to Vizario may be made by an Affiliated Company, whose shareholders would instead reap the rewards of the acquisition. An Affiliated Company's shareholders of course face exactly the same risk. Any persons who are officers and directors of both Vizario and an Affiliated Company do not have the sole power (nor the power through stock ownership) to determine which company would acquire a particular acquisition. No time limit exists in which an acquisition may or must be made by Vizario, and there is no assurance when - or if - an acquisition ever will be completed.

     4. Certain conflicts of interest exist and will continue to exist between Vizario and its officers and directors due to the fact that each has other employment or business interests to which he devotes his primary attention. Each officer and director is expected to continue to do so in order to make a living, notwithstanding the fact that management time should be devoted to Vizario's affairs. Vizario has not established policies or procedures for the resolution of current or potential conflicts of interest between Vizario and its management.

     As a practical matter, such potential conflicts could be alleviated only if the Affiliated Companies either are not seeking a combination candidate at the same time as Vizario, have already identified a combination candidate, are seeking a combination candidate in a specifically identified business area, or are seeking a combination candidate that would not otherwise meet Vizario's selection criteria. It is likely, however, that the combination criteria of Vizario and any Affiliated Companies will be substantially identical. Ultimately, Vizario's shareholders ultimately must rely on the fiduciary responsibility owed to them by Vizario's officers and directors.

     There can be no assurance that members of management will resolve all conflicts of interest in Vizario's favor. The officers and directors are accountable to Vizario and its shareholders as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling Vizario's affairs and in their dealings with Vizario. Failure by them to conduct Vizario's business in its best interests may result in liability to them. The area of fiduciary responsibility is a rapidly developing area of law, and persons who have questions concerning the duties of the officers and directors to Vizario should consult their counsel.

EXCLUSION of DIRECTOR LIABILITY

     Pursuant to the General Corporation Law of Nevada, Vizario's Certificate of Incorporation excludes personal liability on the part of its directors to Vizario for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or for improper payment of dividends. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.



SIGNIFICANT EMPLOYEES

     None, other than officers of the Company listed above.

Item 10.  EXECUTIVE COMPENSATION.

CASH and OTHER COMPENSATION

     For the years ended December 31, 2002 and 2001 and through the date of this report, Vizario has not paid any executive officer or director any cash or cash equivalent compensation. Vizario has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. Vizario will undoubtedly pay compensation to officers and other employees should it succeed in acquiring a business and funds exist for compensation.

COMPENSATION PURSUANT to PLANS

     For the years ended December 31, 2002 and 2001 and through the date of this report, no director or executive officer has received compensation from Vizario pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of Vizario, although Vizario anticipates that it will compensate its officers and directors for services to Vizario with stock or options to purchase stock, in lieu of cash.

     Vizario currently has in place an employee stock compensation plan and compensatory stock option plan. Vizario has no long-term incentive plans, as that term is defined in the rules and regulations of the Securities and Exchange
Commission. There are no other compensatory or benefit plans, such as retirement or pension plans, in effect or anticipated to be adopted, although other plans may be adopted by new management following completion of a business combination.

COMPENSATION of DIRECTORS and EXECUTIVE OFFICERS

     The following table sets forth information concerning the compensation of Vizario's Chairman of the Board, Chief Executive Officer and its other most highly compensated executive officers for the fiscal years ended December 31, 2002 and 2001. Such officers are sometimes collectively referred to below as the "Named Officers."

                                        SUMMARY COMPENSATION TABLE

                                                               Long-Term Compensation
                                                             ---------------------------
                             Annual Compensation                       Awards                   Payouts
                      ---------------------------------      ---------------------------        -------
    (a)                (b)    (c)         (d)      (e)          (f)              (g)              (h)           (i)
                                                                              Securities                        All
  Name and                                                   Restricted      Underlying           ($)          Other
  Principal                   ($)        ($)        ($)         Stock          Options           LTIP          Compen-
  Position            Year   Salary     Bonus      Other       Awards($)       & SARs(#)        Payouts       sation($)
------------------    ----   ------     -----      -----     -----------     ----------         -------       --------
Stephen M. Siedow **  2002  $  -0-      None       None         None             None             None           None
 Chairman, CEO,       2001  $  -0-      None       None         None             None             None           None
 President and CFO

James A. Newcomb      2002  $  -0- *    None       None         None             None             None           None
 Director, CEO,       2001  $34,434*    None       None         None            800,000           None           None
 President and CFO

David M. Schwartz     2002  $  -0- *    None       None         None             None             None           None
 Chairman and Chief   2001  $ 9,600*    None       None         None          1,000,000           None           None
 Technology Officer

     * Represents the portion of the executive's salary allocated from Imaginon, Inc. (former parent) in addition to consulting fees paid by Vizario. Executive compensation of Mssrs. Newcomb and Schwartz was greater than $100,000 for both Imaginon and Vizario combined in 2001.

                                       21



     ** On March 11, 2003 Mssrs. Schwartz and Newcomb resigned as Directors and Officers of Vizario and Mr. Siedow became the Sole Director, CEO,
          President and Chief Financial Officer of Vizario. Mr. Siedow previously served as Sole Director, CEO, President and Chief Financial
          Officer of Vizario up to May 24, 2001, the date of the Vizario and Imaginon/WWDI Stock Exchange Agreement and Plan of Reorganization.

     None of the Named Officers received any form of non-cash compensation from the Company in the fiscal years ended December 31, 2002 or 2001 other than certain option grants noted in 2001, nor currently receives any such compensation. The Company may, once it is operational, implement employee benefits that will be generally available to all its employees and its subsidiary employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan.

                                         OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                   Individual Grants

-----------------------------------------------------------------------------------------------------------
   (a)                    (b)                   (c)                         (d)                   (e)
                        Number of            % of Total
                       Securities           Options/SARs
                       Underlying            Granted to
                      Options/SARs            Employees               Exercise or Base
   Name                 Granted             in Fiscal Year               Price($/Sh)        Expiration Date
-----------------     ------------          --------------            ----------------      ---------------
James A. Newcomb          None                   N/A                       N/A                    N/A
David M. Schwartz         None                   N/A                       N/A                    N/A


                                    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                           and FISCAL-YEAR-END OPTION/SAR VALUES

-----------------------------------------------------------------------------------------------------------
   (a)                     (b)                   (c)                        (d)                   (e)
                                                                        Number of
                                                                        Securities             Value of
                                                                        Underlying            Unexercised
                                                                       Unexercised           In-the-Money
                                                                       Options/SARs          Options/SARs
                                                                       at FY-End (#)         at FY-End ($)

                       Shares Acquired                                 Exercisable/           Exercisable/
      Name              on Exercise         Value Realized($)          Unexercisable          Unexercisable
-----------------      ---------------      -----------------          -------------          -------------

James A. Newcomb           None                  N/A                       N/A                    N/A
David M. Schwartz          None                  N/A                       N/A                    N/A

     None of the Named Officers exercised any options or SARs during the fiscal years ended December 31, 2002 or 2001.

EMPLOYEE STOCK COMPENSATION PLAN

     Vizario has adopted the 1997 Employee Stock Compensation Plan for its employees, officers, directors and advisors (the "ESC Plan"). Vizario has reserved a maximum of 1,500,000 common shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of common stock equal to the fair market value of the common stock on the date of the grant and Vizario will recognize a compensating deduction for compensation expense at such time. The ESC Plan will be administered by the Board of Directors or a Committee of Directors. The Company awarded 1,476,100 shares under the ESC Plan and these awards have been exercised as of December
31, 2002. No other shares have been awarded or currently are anticipated to be awarded under the ESC Plan.

                                       22

COMPENSATORY STOCK OPTION PLAN

     Vizario has adopted the 1997 Compensatory Stock Option Plan for its employees, officers, directors and advisors (the "CSO Plan"). Vizario has reserved a maximum of 1,000,000 common shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an "incentive stock option" plan under Section 422 of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. However, optionees will realize income at the time of exercising an option to the extent the market price of the common stock at that time exceeds the option exercise price, and Vizario must recognize a compensation expense in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The CSO Plan will be administered by the Board of Directors or a Committee of Directors. The Company granted 170,000 options under the CSO Plan and these options have been exercised as of December 31, 2002. No other Options have been granted or currently are anticipated to be granted under the CSO Plan.

COMPENSATION OF DIRECTORS

     Vizario has no standard arrangements in place or currently contemplated to compensate Vizario directors for their service as directors or as members of any committee of directors.

EMPLOYMENT CONTRACTS

     No person has entered into any employment or similar contract with Vizario. It is not anticipated that Vizario will enter into any employment or similar contract unless in conjunction with or following completion of a business combination.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

BENEFICIAL OWNERSHIP

     The following table sets forth, as of the date of this report, the stock ownership of each executive officer and director of Vizario, of all executive officers and directors of Vizario as a group, and of each person known by Vizario to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant or other right to acquire additional securities of Vizario, except as may be otherwise noted.

       Name and Address                        Amount & Nature
        of Beneficial                           of Beneficial          Percent
           Owner                                  Ownership            of Class
     -----------------------                   ---------------         ---------

     *Stephen M. Siedow                           420,000 (1)            2.6%
     12373 E. Cornell Avenue
     Aurora, Colorado 80014

     Alpha Capital Aktiengesellschaft           1,500,000 (2)            9.4%
     C/O LH Financial Services Corp.
     160 Central Park South,  Suite 2701
     New York, New York 10019

       Name and Address                        Amount & Nature
        of Beneficial                           of Beneficial          Percent
           Owner                                  Ownership            of Class
     -----------------------                   ---------------         ---------

     Gillette International Ltd.                1,387,362                8.7%
     C/O Misick & Stanbrook
     Richmond House
     Leeward Highway
     PO Box 127
     Providenciales
     Turks & Caicos Islands,
       British West Indies

     SnowCap, LLC                               1,200,000                7.5%
     C/O Joseph Maenza
     3550 Biscayne Blvd., Suite 310
     Miami, Florida 33137

     *All directors & officers                    420,000                2.6%
       as a group (1 person)

    (1) Mr. Siedow disclaims beneficial ownership of 50,000 shares of common stock owned by his wife, Linda M. Siedow and 96,000 shares of common stock owned by his sons and daughter (32,000 shares each).

    (2) Does not include warrants to acquire 2,500,000 shares of Vizario's common stock at $.001 per share. The warrants: (i) limit the holders to a 9.99% beneficial ownership of the Company's outstanding shares, and (ii) are exercisable until April 10, 2007.

     Despite not having received any compensation and not having otherwise engaged in any transactions involving the acquisition or disposition of assets with Vizario, the current officers and directors of Vizario may be deemed to be "promoters" and "founders" of Vizario.

CHANGES in CONTROL

     In September of 2002 Vizario and Imaginon entered into a Settlement/Recission Agreement whereby Imaginon returned 19,080,000 shares of the Company's common stock and the Company returned 6,000,000 shares of WWDI to Imaginon. The officers and directors of Imaginon also returned 920,000 shares of common stock and agreed to the cancellation of warrants for 1,400,000 shares of common stock. The Company subsequently cancelled the 20,000,000 shares of common stock.

     On March 11, 2003 David M. Schwartz and James A. Newcomb resigned as Directors and Officers of Vizario and Stephen M. Siedow became the Sole Director, CEO, President and Chief Financial Officer of Vizario.

     A change of control of Vizario probably will occur upon consummation of a business combination, which is anticipated to involve significant change in ownership of Vizario and in the membership of the board of directors. The extent of any such change of control in ownership or board composition cannot be predicted at this time.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In September of 2002 Vizario and Imaginon entered into a Settlement/Recission Agreement whereby Imaginon returned 19,080,000 shares of the Company's common stock and the Company returned 6,000,000 shares of WWDI to Imaginon. The officers and directors of Imaginon also returned 920,000 shares of common stock and agreed to the cancellation of warrants for 1,400,000 shares of common stock. The Company subsequently cancelled the 20,000,000 shares of common stock. The technology license agreement between WWDI and Imaginon, which was in default, was cancelled. Payables of $1,261,706 which represented past due technological license obligations and intercompany charges were settled by Imaginon for $10,000.

     At December 31, 2002 and 2001, Vizario was indebted to its officers, directors and control shareholder (former parent) for services, fees and costs advanced on behalf of Vizario in the amount of $10,000 and $1,198,133, respectively. Vizario has no understanding with its officers, directors or shareholders, pursuant to which such persons are required to contribute capital to Vizario, loan money or otherwise provide funds to Vizario, although management expects that one or more of such persons may make funds available to Vizario in the event of need to cover operating expenses.

     No officer, director or employee of Vizario received a salary of $60,000 or more in 2002 or 2001. There were no transactions, or series of transactions, for the years ended December 31, 2002 or 2001, nor are there any currently proposed transactions, or series of transactions, to which Vizario is (or Vizario was) a party, in which the amount exceeds $60,000, and in which to the knowledge of Vizario any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, Vizario will furnish any exhibit indicated in the list below as filed with this report upon payment to Vizario of its expenses in furnishing the information. Any references to "Vizario" mean Vizario, Inc.

     3.1    Articles of Incorporation of Gallagher Resesarch
            Corporation as filed with the Nevada Secretary
            of State on April 4, 1999...................................       2

     3.2    Certificate of Amendment as filed with the Nevada
            Secretary of State on May 25, 2001, changing the name
            of Gallagher Research Corporation to Vizario, Inc..........        3

     3.3    Bylaws of Vizario..........................................        2

     4.1    Specimen common stock certificate..........................        2

    10.1    1997 Compensatory Stock Option Plan........................        2

    10.2    1997 Employee Stock Compensation Plan......................        2

    31      Certification of the Chief Executive Officer,
            President and Chief Financial Officer filed pursuant
            to Section 302 of the Sarbanes-Oxley Act of 2002...........        1

    32      Certification of the Chief Executive Officer,
            President and Chief Financial Officer pursuant to
            18 U.S.C.  Section 1350,  as adopted  pursuant  to
            Section 906 of the Sarbanes-Oxley Act of 2002..............        1

            1  Filed herewith as an exhibit.

            2 Incorporated by reference to Registration Statement on Form 10SB-12G, filed on November 12, 1999, SEC
               File No. 000-28073.

            3 Incorporated by reference to Form 8-K filed on June 5, 2001, SEC File No. 000-28073.

     (b) Reports on Form 8-K. None were filed by Vizario during the year ended December 31, 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2002 and 2001 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $10,000 and $41,063, respectively.

AUDIT RELATED FEES

     None

TAX FEES

     None

ALL OTHER FEES

     None

INDEX TO FINANCIAL STATEMENTS.

     Independent Auditors' Report..........................................  F-1

     Balance Sheet as of December 31, 2002.................................  F-2

     Statements of Operations for the years ended December 31,
       2002 and 2001.......................................................  F-3

     Statement of Changes in Stockholder's Deficit for the years
       ended December 31, 2002 and 2001...................................   F-4

     Statements of Cash Flows for years ended December 31, 2002
       and 2001 ..........................................................   F-6

     Notes to Financial Statements........................................   F-8

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors
Vizario, Inc.

We have audited the accompanying balance sheet of Vizario, Inc. as of December 31, 2002, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vizario, Inc. as of December 31, 2002, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no assets and an accumulated deficit of $3,704,636 as of December 31, 2002. The Company was not able to successfully market its wireless technology through its subsidiary as planned, and disposed of its subsidiary in September 2002. The Company is now a shell entity with no assets or operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  GELFOND HOCHSTADT PANGBURN, P.C.
---------------------------------------
     GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
October 3, 2003




                                       VIZARIO, INC.

                                      BALANCE SHEETS

                                    DECEMBER 31, 2002


                                         ASSETS


                                                             Unaudited
                                                             pro forma
                                                           (Notes 1 & 9)   Historical
                                                            -----------    -----------

Total assets                                                $      --      $      --
                                                            ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued expenses                      $    45,024    $   172,548
 Notes and advances payable                                                    669,500
 Payable to ImaginOn, Inc.                                       10,000         10,000
                                                            -----------    -----------

   Total liabilities (all current)                               55,024        852,048
                                                            -----------    -----------

Commitments and contingencies

Mandatory redeemable Series A, 8% convertible preferred
 stock; $.001 par value; stated value - $1,000 per share;
 5,000,000 shares authorized; 203 shares issued and
 outstanding; liquidation preference $216,942                                  216,942
                                                            -----------    -----------

Stockholders' deficit:
 Common stock, $.001 par value; 50,000,000 shares
  authorized;  issued and outstanding - 15,312,714
  (unaudited pro forma) and 10,792,681 shares,
  respectively                                                   15,313         10,793
 Capital in excess of par                                     3,625,149      2,624,853
 Accumulated deficit                                         (3,695,486)    (3,704,636)
                                                            -----------    -----------

   Total stockholders' deficit                                  (55,024)    (1,068,990)
                                                            -----------    -----------

Total liabilities and stockholders' deficit                 $      --      $      --
                                                            ===========    ===========


                           See notes to financial statements

                                          F-2

                                 VIZARIO, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                      2002             2001
                                                  ------------     ------------

Revenues                                          $                $        449
Cost of revenues                                                            145
                                                  ------------     ------------

   Gross profit                                           --                304
                                                  ------------     ------------

Operating expenses:
 Research and development                                               186,819
 Sales and marketing                                                    133,267
 General and administrative                            346,424        1,324,644
 Impairment loss                                                      1,251,667
                                                  ------------     ------------

   Total operating expenses                            346,424        2,896,397
                                                  ------------     ------------

Loss from operations                                  (346,424)      (2,896,093)
                                                  ------------     ------------

Other income (expense):
 Interest income                                                            107
 Interest expense:
  ImaginOn, Inc.                                       (30,625)         (91,875)
  Other                                               (123,360)        (191,363)
                                                  ------------     ------------

   Total other expense                                (153,985)        (283,131)
                                                  ------------     ------------

Net loss                                              (500,409)      (3,179,224)
                                                  ------------     ------------

Beneficial conversion feature                                          (149,700)
Accretion to redemption value on
 Series A preferred stock                                               (15,600)
Deemed preferred stock dividends                       (17,435)          (9,425)
                                                  ------------     ------------

Net loss applicable to common stockholders        $   (517,844)    $ (3,353,949)
                                                  ============     ============

Basic and diluted net loss per common share       $      (0.02)    $      (0.14)
                                                  ============     ============

Weighted average number of common
 shares outstanding                                 25,208,125       23,248,521
                                                  ============     ============


                        See notes to financial statements



                                                    VIZARIO, INC.

                                     STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                        YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                              Capital                       Total
                                                     Common Stock            in excess     Accumulated   stockholders'
                                                 Shares         Amount         of par        deficit        deficit
                                              -----------    -----------    -----------    -----------    -----------
Balances, January 1, 2001                      20,000,000    $    20,000        (14,000)   $   (25,003)   $   (19,003)

Issuance of shares in conjunction
  with acquisition of Wireless Web
  Data, Inc.                                    4,768,000          4,768         (4,768)

Warrants and warrants to be issued                                              147,000                       147,000

Conversion of warrants to common stock          2,522,000          2,522        249,678                       252,200

Common stock issued for services                  920,000            920        460,680                       461,600

Common stock issued in satisfaction
  of ImaginOn, Inc. liabilities                   406,100            406        131,594                       132,000

Common stock issued for ImaginOn,
  Inc. rent concessions                           100,000            100        108,900                       109,000

Common stock issued upon conversion
  of Series A preferred stock                     107,072            107         24,893                        25,000

Allocation of Series A preferred
  stock beneficial conversion feature                                           149,700                       149,700

Amortization of Series A preferred
  stock beneficial conversion feature                                          (149,700)                     (149,700)

Options granted to Imaginon, Inc. employees                                   1,025,000                     1,025,000

Dividend recognized in connection with
  options granted to Imaginon, Inc. employees                                (1,025,000)                   (1,025,000)

Warrants issued to Series A
  preferred shareholder                                                          15,600                        15,600

Accretion to redemption value of
  Series A preferred stock                                                      (15,600)                      (15,600)

Deemed dividends on Series A
  preferred stock                                                                (9,425)                       (9,425)

Net loss                                                                                    (3,179,224)    (3,179,224)
                                              -----------    -----------    -----------    -----------    -----------

Balances, December 31, 2001                    28,823,172         28,823      1,094,552     (3,204,227)    (2,080,852)
                                              -----------    -----------    -----------    -----------    -----------


                                                      (continued)

                                                          F-4



                                                   VIZARIO, INC.

                             STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUED)

                                      YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                          Capital                       Total
                                                  Common Stock           in excess    Accumulated   stockholders'
                                             Shares         Amount         of par       deficit        deficit
                                          -----------    -----------    -----------   -----------    -----------
Balances, December 31, 2001                28,823,172         28,823      1,094,552    (3,204,227)    (2,080,852)

Exercise of employee stock options            170,000            170         16,830                       17,000

Common stock issued for services              810,000            810        115,190                      116,000

Warrant and beneficial conversion
  feature issued in connection with
  8% convertible note                                                        85,000                       85,000

Common stock issued upon conversion
  of Series A preferred stock                 989,509            990         49,010                       50,000

Cancellation of common stock issued
  to ImaginOn, Inc. and former officers   (20,000,000)       (20,000)     1,281,706                    1,261,706

Deemed dividends on Series A
  preferred stock                                                           (17,435)                     (17,435)

Net loss                                                                                 (500,409)      (500,409)
                                          -----------    -----------    -----------   -----------    -----------

Balances, December 31, 2002                10,792,681    $    10,793      2,624,853   $(3,704,636)   $(1,068,990)
                                          ===========    ===========    ===========   ===========    ===========


                                         See notes to financial statements

                                                        F-5



                                   VIZARIO, INC.

                              STATEMENTS OF CASH FLOWS

                      YEARS ENDED DECEMBER 31, 2002 1ND 2001


                                                            2002           2001
                                                         -----------    -----------
 Cash flows from operating activities:
 Net loss                                                $  (500,409)   $(3,179,224)
                                                         -----------    -----------
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Amortization of discount and beneficial
     conversion feature on 8% convertible note                85,000
   Amortization of technological license rights                             629,333
   Amortization of discount on obligation under
     technology license agreement                             30,625         91,875
   Impairment loss                                                        1,251,667
   Stock-based compensation and interest expense             116,000        556,600
   Expenses paid by ImaginOn, Inc. on behalf
     of the Company                                           71,871        386,263
   Changes in operating assets and liabilities:
   Decrease in inventories                                                    2,315
   Increase in accounts payable and accrued expenses         112,804        126,444
                                                         -----------    -----------

   Total adjustments                                         416,300      3,044,497
                                                         -----------    -----------

         Net cash used in operating activities               (84,109)      (134,727)
                                                         -----------    -----------
 Cash flows from investing activities:
   Purchase of other asset                                                   (3,500)
                                                         -----------    -----------

         Net cash used in investing activities                  --           (3,500)
                                                         -----------    -----------
 Cash flows from financing activities:
   Proceeds from exercise of stock options                    17,000
   Proceeds from notes and advances payable                  100,000      1,247,000
   Payments to ImaginOn, Inc. under technology
     license agreement                                                     (987,000)
   Payment of Series A preferred stock dividends             (12,918)
   Payments of notes and advances payable                                  (112,000)
   Decrease in payable to ImaginOn, Inc.                     (28,923)          (823)
                                                         -----------    -----------

         Net cash provided by financing activities            75,159        147,177
                                                         -----------    -----------

 Net (decrease) increase in cash                              (8,950)         8,950
 Cash, beginning of year                                       8,950
                                                         -----------    -----------

 Cash, end of year                                       $      --      $     8,950
                                                         ===========    ===========


                                    (continued)

                                        F-6

                                  VIZARIO, INC.

                     YEARS ENDED DECEMBER 31, 2002 1ND 2001


                                                            2002         2001
                                                         ----------   ----------

Supplemental disclosure of cash flow information:

Cash paid for interest                                                $    1,155
                                                                      ==========

Supplemental disclosure of non-cash investing and financing activities:

Notes payable issued in satisfaction of
  accrued liabilities                                    $   59,500
                                                         ==========

Common stock issued upon conversion of  Series A
  preferred stock                                        $   50,000   $   25,000
                                                         ==========   ==========

Deemed dividends on Series A preferred stock             $   17,435   $    9,425
                                                         ==========   ==========

Cancellation of technological license obligation
  and other payables to ImaginOn, Inc.                   $1,261,706
                                                         ==========

Issuance of common stock in conjunction
  with acquisition of Wireless Web Data, Inc.                         $    4,768
                                                                      ==========

Purchase of technological license rights in exchange
  for obligation to ImaginOn, Inc.                                    $1,877,500
                                                                      ==========

Common stock issued upon exercise of warrants,
  in exchange for reduction in notes and advances
  payable of $245,000 and accrued expense of $7,200                   $  252,200
                                                                      ==========

Common stock issued in satisfaction of ImaginOn,
  Inc. liabilities                                                    $  132,000
                                                                      ==========

Common stock issued in exchange for note payable                      $   52,000
                                                                      ==========

Increase in payable to Imaginon, Inc. in connection
  with reduction of notes and advances payable,
  satisfied by ImaginonOn, Inc.                                       $   50,000
                                                                      ==========

Common stock issued in exchange for reduction
  in obligation under technology license agreement
  with ImaginOn, Inc.                                                 $  109,000
                                                                      ==========

Preferred stock and warrants issued in exchange
  for reduction in advances payable                                   $  278,000
                                                                      ==========


                       See notes to financial statements

                                  VIZARIO, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


1.   Organization, basis of presentation, going concern and management's plans:

     Organization and basis of presentation:

     On May 24, 2001, pursuant to a Stock Exchange Agreement and Plan of Reorganization (the "Agreement"), Vizario, Inc., formerly Gallagher Research Corporation (the "Company"), completed a merger with Wireless Web Data, Inc. ("WWDI"), a wholly-owned subsidiary of ImaginOn, Inc. ("Imaginon"), a publicly-held Delaware corporation. Gallagher Research Corporation was incorporated in Colorado in 1983 and was an independent oil and gas service firm that provided geological, geophysical and geochemical consulting services. WWDI, a development stage company, was formed as a Delaware corporation on July 17, 2000 by Imaginon for the purpose of continuing development and commercialization of internet and intranet database processing software for wireless applications. Pursuant to the Agreement, the Company acquired all 6,000,000 shares of the issued and outstanding capital stock of WWDI in exchange for 20,000,000 shares of the Company's common stock. Immediately following the transaction, the Company had 24,768,000 shares of common stock issued and outstanding. The Company recorded the acquisition of WWDI as a reverse acquisition. The purchase price applied to the reverse acquisition was based on the net book value of the underlying assets of the Company prior to the transaction. Historical stockholders' deficit of WWDI prior to the merger was retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in the par value of the Company's and WWDI's common stock, with an offset to capital in excess of par. The accumulated deficit of the accounting acquirer (WWDI) was carried forward after the acquisition. In May 2001, the Company changed its name to Vizario, Inc.

     By July 2002, both the Company and Imaginon had ceased operations and were dormant entities. Effective September 30, 2002, the Company and Imaginon entered into a Settlement/Rescission Agreement, whereby Imaginon and its officers/directors returned 20,000,000 shares of the Company's common stock and cancelled warrants to purchase 1,400,000 shares of the Company's common stock, and the Company returned 6,000,000 shares of WWDI to Imaginon
     (Note 3). Prior to the third quarter of 2002 the Company considered itself to be a development stage company, and devoted substantially all of its efforts to research and development and raising capital.

     The accompanying financial statements prior to September 30, 2002, include the accounts of WWDI. All intercompany transactions have been eliminated.

     Going concern and management's plans:

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of $3,704,636 as of December 31, 2002. The Company was not able to successfully market its wireless technology through WWDI as planned, and disposed of WWDI in September 2002. The Company is now a shell entity with no assets or operations.

                                  VIZARIO, INC.

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


1. Organization, basis of presentation, going concern and management's plans (continued):

     Going concern and management's plans (continued):

     These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     In 2003, the Company entered into agreements with certain creditors and the preferred shareholder to convert certain liabilities and preferred stock into shares of common stock (Notes 5, 8 and 9). In addition, the Company is exploring sources to obtain equity or debt financing, and the Company intends to participate in one or more as yet unidentified business ventures, which management may select after reviewing the business opportunities for their profit or growth potential.

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

     Research and development:

     Research and development costs are expensed as incurred.

                                  VIZARIO, INC.

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


2.   Significant accounting policies (continued):

     Comprehensive income:

     Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income (loss). During the years ended December 31, 2002 and 2001, the Company did not have any components of comprehensive income
     (loss) to report.

     Net loss per share:

     SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS") for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. In arriving at net loss applicable to common stockholders, amortization of the beneficial conversion features and accretion to redemption value related to the preferred stock and dividends on the preferred stock (Note 8) increased this amount. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. Stock options, warrants, and common stock underlying convertible preferred stock are not considered in the calculations for the periods ended December 31, 2002 and 2001, as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

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

                                  VIZARIO, INC.

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


2.   Significant accounting policies (continued):

     Fair value of financial instruments:

     The fair value of accounts payable and notes and advances payable approximate their carrying amounts because of the short maturities of these instruments. The fair value of the payable to Imaginon is not practicable to estimate, based upon the related party nature of the underlying transactions. The fair value of the mandatory redeemable preferred stock approximates its carrying amount based on the terms of redemption.

     Recently issued accounting pronouncements:

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company has no guarantees, and therefore believes the adoption of FIN 45 will not have a material impact on its financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting or Stock Based Compensation--Transition and Disclosure--an Amendment of SFAS No. 123, Accounting for Stock-Based Compensation. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement has varying effective dates commencing with interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on its financial statements.

                                  VIZARIO, INC.

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


2.   Significant accounting policies (continued):

     Recently issued accounting pronouncements (continued):

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities--an Interpretation of ARB No.
     51. FIN 46 addresses consolidation of business enterprises of variable interest entities. FIN 46 is effective February 1, 2003. The Company does not expect the adoption of FIN 46 to have an effect on its financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS No. 150 to have an effect on its financial statements.

3.   Settlement/rescission of Wireless Web Data, Inc. acquisition:

     On September 30, 2002, the Company and Imaginon entered into a Settlement/Rescission Agreement, whereby Imaginon returned 19,080,000 shares of the Company's common stock and the Company returned 6,000,000 shares of Wireless Web Data, Inc. to Imaginon. The officers and directors of Imaginon also returned 920,000 shares of common stock and agreed to the cancellation of warrants to purchase 1,400,000 shares of common stock. The Company subsequently cancelled and retired the 20,000,000 shares of common stock.

     In addition, a technological license agreement (Note 4) between the Company and Imaginon was cancelled, and past due technological fees and intercompany charges totaling $1,261,706 were settled in exchange for $10,000 cash (paid in March 2003). The Company recorded a net decrease to stockholders' deficit of $1,261,706, which consisted of an increase in capital in excess of par of $1,281,706 and a decrease in common stock of $20,000 due to the cancellation of 20,000,000 shares of common stock.

4.   Technological license rights:

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

                                  VIZARIO, INC.

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


4.   Technological license rights (continued):

     The $2,000,000 was payable in $500,000 installments due in June, September, and December 2001, and in March 2002. The first installment of $500,000 was paid in June 2001. The Company paid $347,000 in September 2001, and the Company reduced the payable by an additional $109,000 during the quarter ended September 30, 2001, by issuing 100,000 shares of common stock to a third party for Imaginon rent concessions valued at $109,000 (Note 9). During the fourth quarter of 2001, the Company paid an additional $140,000. Interest expense related to the obligation was $30,625 and $91,875 for the years ended December 31, 2002 and 2001.

     The Company's acquisition of the technological license rights was accompanied by an infusion of capital from a number of investors in 2001, in exchange for promissory notes and advances payable totaling $906,000, $278,000 of which were subsequently converted into Series A preferred stock of the Company (Notes 5 and 8).

     The Company was also required to pay all license fees and royalties with respect to any third-party proprietary rights, of which none were incurred.

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

     The technological license rights agreement was cancelled on September 30, 2002. Payables of $1,261,706 representing past due technological license obligations and intercompany charges were settled by Imaginon for $10,000. The Company paid this amount in March 2003.

5.   Notes and advances payable:

     Notes payable:

     During the year ended December 31, 2001, the Company borrowed $341,000 from investors in exchange for unsecured promissory notes, due on demand. These promissory notes accrued interest at 15% during the first month, and 18% thereafter. The Company repaid $46,000 of these notes in 2001. In addition, one investor exchanged $52,000 of promissory notes for shares of the Company's common stock, and certain investors exchanged notes of $138,000, to exercise warrants for the purchase of common stock (Note 9). Notes payable of $30,000 were also exchanged for 300,000 shares of Imaginon common stock, resulting in a reduction to notes payable and an increase in the payable to Imaginon.

                                  VIZARIO, INC.

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


5.   Notes and advances payable (continued):

     Notes payable (continued):

     In March 2002, the Company borrowed an additional $100,000 and extinguished accrued liabilities of $45,000 in exchange for a $145,000 8% convertible promissory note and a three-year warrant to purchase up to 1,000,000 shares of common stock at $0.25 per share, valued at $5,000. The promissory note was convertible at the holder's election into shares of common stock at a beneficial conversion price equal to the lesser of a maximum base price ($0.0875 per share) or 70% of the Company's common stock price, as defined, at the date of conversion. A beneficial conversion feature allocation of $80,000 was immediately amortized to interest expense at the date of issuance. The promissory note was collateralized by substantially all assets of the Company, including intangible assets. In March 2002, the Company also entered into a $14,500 8% convertible promissory note in satisfaction of an accrued liability.

     At December 31, 2002, notes payable were $234,500, which were converted into shares of the Company's common stock in 2003 (Note 9).

     Advances payable:

     During the year ended December 31, 2001, the Company received $906,000 of non-interest bearing advances from investors which were due on demand. These investors advanced funds in anticipation of subscribing to the purchase of the Company's Series A preferred stock and warrants. The Company repaid $66,000 of these advances to investors in 2001.

     During 2001, one investor converted $278,000 of advances into 278 shares of Series A preferred stock and warrants and certain other investors exchanged $107,000 of advances to exercise warrants for the purchase of the Company's common stock (Note 9). In addition, advances payable of $20,000 were exchanged for 200,000 shares of Imaginon common stock, resulting in a reduction to notes payable and an increase in the payable to Imaginon.

     At December 31, 2002, advances payable were $435,000, which were converted into shares of the Company's common stock in 2003 (Note 9).

6.   Related party transactions:

     Rental agreement:

     In January 2001, the Company began utilizing certain office space at Imaginon's corporate offices, for which the Company paid rent to Imaginon, on a month-to-month basis. Rent expense for the years ended December 31, 2002 and 2001, was $8,505 and $47,880, respectively.

     Other transactions:

     During the years ended December 31, 2002 and 2001, expenses of the Company paid on its behalf by Imaginon were $71,871 and $386,263, respectively.

                                  VIZARIO, INC.

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


7.   Income taxes:

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

     The Company incurred no income taxes for the years ended December 31, 2002 and 2001. The expected tax benefit for the years ended December 31, 2002 and 2001 is approximately $63,000 and $1,075,000, respectively. The difference between the expected tax benefit and non-recognition of a tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

     Net operating loss carryforwards of approximately $2,000 are available to offset future taxable income, if any, and expire in 2022. The Company's net deferred tax asset at December 31, 2002, consists of the net operating loss carryforward. A valuation allowance has been provided to reduce the deferred tax assets, as realization of the assets is not assured.

8.   Mandatory redeemable preferred stock:

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

     Dividends are cumulative at 8% per year and are payable quarterly, commencing with the period December 31, 2001. Cumulative unpaid dividends at December 31, 2002 are $16,942. Series A preferred shareholders are entitled to receive dividends before any dividend or other distribution is to be paid or declared on the Company's common stock.

     In July 2001, the Company issued 278 shares of Series A preferred stock and warrants to purchase 55,600 shares of the Company's common stock, in satisfaction of advances from investors of $278,000. The warrants are exercisable immediately and have a term of five years from the date of issuance. The exercise price of the warrants is based on 65% of the average of the three lowest closing bid prices of the Company's common stock for the five trading days immediately preceding the exercise date of the warrants. At the date of issuance of the Series A preferred stock and warrants, the warrants were valued at $15,600 utilizing the Black Scholes pricing model, and therefore $15,600 was allocated to the warrants

                                  VIZARIO, INC.

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


8.   Mandatory redeemable preferred stock (continued):

     resulting in an imputed dividend rate of 8.5%. The Series A preferred stock also has a liquidation preference equal to stated value of the Series A preferred stock plus accumulated dividends.

     The Series A preferred stock and warrant conversion feature was "in the money" at the date of issue (a "beneficial conversion feature"), and as a result, a beneficial conversion feature allocation of $149,700 was immediately amortized to preferred stock at the date of issuance, and is presented as a $149,700 increase in the Company's net loss applicable to common stockholders for the year ended December 31, 2001.

     The Series A preferred stock is subject to a mandatory redemption provision upon the triggering of certain events, as defined, including failure to register shares of common stock underlying the Series A preferred stock within 60 days of the issue date. The Company did not comply with the registration provision, and as a result, the Series A preferred stock balance has been presented outside of stockholders' equity (deficit) in the December 31, 2002 balance sheet. In connection with the Company's failure to register the shares, the Company has incurred late filing penalties of approximately $20,000 through December 31, 2002, to be satisfied through the issuance of either cash or additional shares of Series A preferred stock.

     In November 2001, the preferred shareholder converted 25 shares of preferred stock into 107,072 shares of common stock. In April 2002, an additional 50 shares of Series A preferred stock were converted into 989,509 shares of the Company's common stock.

     The Series A preferred stock with a stated value of $203,000 at December 31, 2002, was converted into shares of the Company's common stock in 2003 (Note 9).

9.   Stockholders' deficit:

     Common stock:

     In January and February of 2003, the Company sold a total of 400,000 shares of common stock for $50,000 ($0.125 per share), which were issued in the second quarter of 2003.

     In January and February 2002, the Company issued 810,000 shares of common stock in exchange for consulting services provided to the Company, and in satisfaction of certain liabilities of Vizario and Imaginon. The total value of the shares issued, based on the quoted market prices of the common stock on the dates of issuance, was $116,000.

     In October 2001, the Company issued 406,100 shares of common stock in satisfaction of certain Imaginon liabilities of $132,000. As a result, the Company reduced its payable to Imaginon by this amount.

                                  VIZARIO, INC.

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


9.   Stockholders' deficit (continued):

     Common stock (continued):

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

     Unaudited pro forma balance sheet:

     The Company's financial statements include an unaudited pro forma balance sheet as of December 31, 2002, that gives effect to the following transactions as if these transactions had been consummated on December 31, 2002:

     a. In the second quarter of 2003, accounts payable and accrued expenses of $11,732 were converted into 93,860 shares of common stock. Other accounts payable and accrued expenses of $14,250 were settled for cash of $5,100, resulting in an extraordinary gain of $9,150.

     b. In April and May 2003, notes and advances payable, which totaled $524,500 at December 31, 2002, were converted into 4,196,000 shares of common stock. Accrued interest of $20,003 was waived by the note holders.

     c. In April 2003, the Series A preferred stockholder (who also held a $145,000 8% convertible promissory note) converted shares of preferred stock into 215,923 shares of common stock plus a warrant to purchase 1,500,000 shares of common stock at $.001 per share. Accrued dividends of $13,942, accrued penalties of $36,972 and accrued interest of $9,667 were waived. A warrant that was previously held by the preferred stockholder to purchase 1,000,000 shares of common stock was modified to reflect an exercise price of $.001 per share. Both of these warrants are identical in terms and features and are exercisable over seven years. The warrants limit the holders to a 9.99% beneficial ownership of the Company's outstanding common stock and are exercisable until April 10, 2007.



                                  VIZARIO, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


9.   Stockholders' deficit (continued):

     Unaudited pro forma balance sheet (continued):

     d. In the second quarter of 2003, warrants to purchase 853,960 shares of common stock were cancelled for 14,250 shares of common stock. One of the warrant holders waived a $40,000 accrued penalty.

     The unaudited pro forma balance sheet should be read in conjunction with the historical financial statements of the Company. The unaudited pro forma balance sheet does not purport to be indicative of the financial position of the Company had the transactions occurred on December 31, 2002.

     Employee stock compensation plans:

     The Company has adopted the 1997 Employee Stock Compensation Plan (the "ESC
     Plan") and the 1997 Compensatory Stock Option Plan (the "CSO Plan") for its employees, officers, directors and advisors. The Company has reserved a maximum of 1,500,000 shares of common stock to be issued under the ESC Plan and 1,000,000 shares of common stock to be issued upon exercise of options granted under the CSO Plan. During 2002, options to purchase 170,000 common shares were exercised, and 220,000 options were cancelled; none are outstanding at December 31, 2002.

10.  Unaudited supplementary financial information:

     The supplementary financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the Company's 2002 fiscal quarters in accordance with accounting principles generally accepted in the United States of America.
     The supplementary financial information should be read in conjunction with the historical financial statements of the Company.

                                                                      Three Months Ended
                                                                      ------------------
                                                March 31,          June 30,          Sept. 30,          Dec. 31,
                                                ---------          ---------         ---------         ---------
     Statements  of Operations:
     Revenues                                  $      --                --                --                 --

     Gross profit (1)                          $      --                --                --                 --

     Loss from operations                      $  (190,103)         (106,929)          (24,345)           (25,047)

     Net loss                                  $  (321,261)         (114,629)          (32,045)           (32,474)

     Basic and diluted net loss
       per common share (2)                    $     (.010)            (.004)            (.003)             (.003)

     Weighted average number
       of common shares outstanding             30,792,681        30,792,681        10,792,681         10,792,681


                                                     F-18



                                                       VIZARIO, INC.

                                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                         YEARS ENDED DECEMBER 31, 2002 AND 2001


10. Unaudited supplementary financial information (continued):

                                                                      Three Months Ended
                                                                      ------------------

                                                 March 31,          June 30,          Sept. 30,         Dec. 31,
                                                 ---------          --------          ---------         --------
     Balance Sheet and Other Data:
     Total assets                              $       429               429               429             --

     Total liabilities (all current)           $ 1,935,034         2,049,663           820,002            852,048

     Stockholders' deficit                     $(2,138,471)       (2,257,459)       (1,007,155)        (1,068,990)

     Working capital deficit                   $(1,934,605)       (2,049,234)         (819,573)          (852,048)

     Cash used in operating activities         $   (84,109)             --                --               --

     Cash used in investing activities         $      --                --                --               --

     Cash provided by financing activities     $   (75,159)             --                --               --


     (1) Gross profit is calculated by subtracting cost of revenues from revenues.

     (2) Earnings (loss) per share are computed independently for each of the quarters. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.

                                      F-19

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: October 9, 2003


                                            VIZARIO, INC.

                                            By:  /s/  Stephen M. Siedow
                                               --------------------------------
                                                      Stephen M. Siedow,
                                                      Chief  Executive Officer,
                                                      President and Chief
                                                      Financial Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Name                           Title                        Date
        ----                           -----                        ----

/s/  Stephen M. Siedow            Sole Director,                October 9, 2003
-----------------------------     Chief Executive Officer,
     Stephen M. Siedow            President and Chief
                                  Financial Officer