Form 10QSB
period 2003-03-31
VIZARIO INC
filed 2003-10-10
CIK 1097452

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended March 31, 2003                 Commission File No. 0-28073


                                  VIZARIO, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            NEVADA                                             84-0920934
 ------------------------------                         -----------------------
(State or other jurisdiction of                        (I.R.S. Empl. Ident. No.)
 incorporation or organization)


                             12373 E. Cornell Avenue
                             Aurora, Colorado 80014
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (303) 478-4442
               --------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

         Yes     No  X
            -----  -----

The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 2003 are as follows:

       Class of Securities                                Shares Outstanding
  -----------------------------                           ------------------
  Common Stock, $.001 par value                                15,915,900


================================================================================

                                TABLE OF CONTENTS


            PART I.     FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheet (Unaudited):

            As of March 31, 2003.........................................      3

            Statements of Operations (Unaudited):

            For the three months ended March 31, 2003 and 2002...........      4

            Statements of Cash Flows (Unaudited):

            For the three months ended March 31, 2003 and 2002.............    5

            Notes to Financial Statements (Unaudited)......................    6

Item 2.     Management's Discussion and Analysis or Plan of Operation......    7

Item 3.     Controls and Procedures........................................   10

            PART II.    OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K...............................   11

            Signatures.....................................................   11

                                  VIZARIO, INC.
                            Balance Sheet (Unaudited)
                                 March 31, 2003


                                     ASSETS


Current assets:
  Cash                                                             $    14,922
                                                                   -----------

Total assets                                                       $    14,922
                                                                   ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Accounts payable and accrued expenses                            $   167,979
  Notes and advances payable                                           719,500
  Due to officer/stockholder                                            34,913
                                                                   -----------
                                                                       922,392
                                                                   -----------

Mandatory redeemable Series A, 8% convertible preferred
  stock; $.001 par value; stated value - $1,000 per share;
  5,000,000 shares authorized; 203 shares issued and
  outstanding; liquidation preference $216,942                         216,942
                                                                   -----------

Stockholders' deficit:
  Common stock; $.001 par value; authorized -
    50,000,000 shares; issued and outstanding -
    10,792,682 shares                                                   10,793
  Capital in excess of par                                           2,624,853
  Accumulated deficit                                               (3,760,058)
                                                                   -----------
        Total stockholders' deficit                                 (1,124,412)
                                                                   -----------

Total liabilities and stockholders' deficit                        $    14,922
                                                                   ===========


                        See notes to financial statements



                                  VIZARIO, INC.
                      Statements of Operations (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                       ----------------------------
                                                           2003            2002
                                                       ------------    ------------
Costs and expenses:
  General and administrative                           $    (55,422)   $   (190,103)
  Interest                                                                 (131,158)
                                                       ------------    ------------

Net loss                                                    (55,422)       (321,261)
                                                       ------------    ------------

Deemed preferred stock dividends                                             (4,359)
                                                       ------------    ------------

Net loss applicable to common stockholders             $    (55,422)   $   (325,620)
                                                       ============    ============

Basic and diluted net loss per common share            $      (.005)   $      (.010)
                                                       ============    ============

Weighted average number of common shares outstanding     10,792,681      30,792,681
                                                       ============    ============


                        See notes to financial statements

                                         4



                                          VIZARIO, INC.
                              Statements of Cash Flows (Unaudited)


                                                                     Three Months Ended
                                                                         March 31,
                                                                 -------------------------
                                                                    2003           2002
                                                                 ---------       ---------
Cash flows from operating activities:
  Net loss                                                      $ (55,422)       $(321,261)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Amortization of beneficial conversion feature
      on 8% convertible note                                                        80,000
    Amortization of discount on obligation under
      technology license agreement                                                  30,625
    Stock-based compensation and interest expense                                  116,000
    Expenses paid by ImaginOn, Inc. on behalf
      of the Company                                                                29,065
    Changes in operating assets and liabilities:
    Decrease in accounts payable and accrued expenses              (4,569)         (18,108)
    Decrease in payable to ImaginOn, Inc.                         (10,000)
    Increase in amounts due to officer/stockholder                 34,913
                                                                ---------        ---------
       Net cash used in operating activities                      (35,078)         (83,679)
                                                                ---------        ---------

Cash flows from investing activities:
       Net cash used in investing activities                         --               --
                                                                ---------        ---------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                           17,000
  Proceeds from notes and advances payable                         50,000          100,000
  Payment of Series A preferred stock dividends                                    (12,918)
  Decrease in payable to ImaginOn, Inc.                                            (28,923)
                                                                ---------        ---------
        Net cash provided by financing activities                  50,000           75,159
                                                                ---------        ---------

Net increase (decrease) in cash                                    14,922           (8,520)
Cash at beginning of year                                                            8,950
                                                                ---------        ---------

Cash at end of period                                           $  14,922        $     430
                                                                =========        =========


Supplemental disclosure of noncash investing and
  financing activities:
  Notes payable issued in satisfaction of
    accrued liabilities                                                          $  59,500
                                                                                 =========
  Common stock issued upon conversion of
    Series A preferred stock                                                     $  50,000
                                                                                 =========
  Deemed dividends on Series A preferred stock                                   $   4,359
                                                                                 =========



                                See notes to financial statements

                                               5

                                  VIZARIO, INC.
                    Notes to Financial Statements (Unaudited)


1. Basis of presentation:

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

2. Settlement/recission of Wireless Web Data, Inc. acquisition:

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

In addition, a technological license agreement between the Company and Imaginon was cancelled in 2002, and past due technological fees and intercompany charges totaling $1,261,706 were settled in exchange for $10,000 cash (paid in March
2003). The Company recorded a net decrease to stockholders' deficit of $1,261,706, which consisted of an increase in capital in excess of par of $1,281,706 and a decrease in common stock of $20,000 due to the cancellation of 20,000,0000 shares of common stock.

3. Stockholders' deficit:

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

The Series A preferred stockholder of $203,000 who also held a $145,000 8% convertible promissory note converted into 215,923 shares of common stock plus a warrant for 1,500,000 shares of common stock at $.001 per share. Accrued dividends of $13,942, accrued penalties of $36,972 and accrued interest of $9,667 were waived. The warrant that they previously held for 1,000,000 shares of common stock was modified to reflect an exercise price of $.001 per share. Both of these warrants are identical in terms and features and are exercisable over seven years.

In the second quarter of 2003, warrants to purchase 853,960 shares of common stock were cancelled for 14,250 shares of common stock. One of the warrant holders waived a $40,000 accrued penalty.

In the second quarter of 2003, accounts payable and accrued expenses of $11,732 were converted into 93,860 shares of common stock. Other accounts payable and accrued expenses of $14,250 were settled for cash payments of $5,100, resulting in an extraordinary gain of $9,150.

                           FORWARD-LOOKING STATEMENTS


     This report contains certain forward-looking statements and information relating to Vizario, Inc. ("Vizario" or "Company") that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Vizario or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Vizario concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; a general lack of interest for any reason in going public by means of transactions involving public blank check companies; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that Vizario has only very limited assets, and that for Vizario to succeed requires that it either originate a successful business (for which it lacks the funds) or acquire a successful business. Vizario's realization of its business aims as stated herein will depend in the near future principally on the successful completion of its acquisition of a business, as discussed below.

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

     Vizario owns no real estate and has no full time employees. Vizario has not had any operations since June, 2002 and will not have any operations of its own unless and until it engages in one or more of the activities described below. Vizario is a "blank check" company which intends to enter into a business combination with one or more as yet unidentified privately held businesses.

     The independent auditors' report on the Company's financial statements as of December 31, 2002 and for each of the years in the two year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN of OPERATION

     Vizario is a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. Vizario will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of Vizario will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for Vizario's shareholders. For further information on Vizario's plan of operation and business, please consult Vizario's FORM 10-KSB available on the EDGAR system of the U.S. Securities and Exchange Commission.

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

     EMPLOYEES. Vizario has no employees. Vizario only has one officer, who is also the sole director of the Company. It is not expected that Vizario will have additional full-time or other employees except as a result of completing a combination.

RESULTS OF OPERATIONS

     FIRST QUARTER 2003 - During the quarter ended March 31, 2003, Vizario incurred a net loss of $55,422. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses. The Company paid no rent or salaries and had no operations.

     FIRST QUARTER 2002 - During the quarter ended March 31, 2002, Vizario incurred a net loss of $321,261. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, SB-2 non-registration penalties, office costs and supplies, public relations fees, rent, web site and other miscellaneous expenses. The Company incurred no research and development expenditures or sales and marketing expenses.

LIQUIDITY and CAPITAL RESOURCES

     Vizario had minimal cash on hand at March 31, 2003 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Vizario has accumulated a deficit of $3,760,058.

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

     Vizario's current management has informally agreed to continue rendering services to Vizario and to not demand payment of sums owed unless and until Vizario completes an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of Vizario's debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to Vizario without charge.

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

     (2) curtailing or eliminating Vizario's ability to locate and perform suitable investigations of potential acquisitions; or

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

Item 3. CONTROLS AND PROCEDURES.

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Stephen M. Siedow, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Siedow concluded that as of March 31, 2003, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

     There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits and Reports on Form 8-K.

     (a) EXHIBITS. The following exhibits are filed as part of this report.

          31 Certification of the Chief Executive Officer, President and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certification of the Chief Executive Officer, President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) REPORTS ON FORM 8-K. None

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