Form 10QSB
period 2003-09-30
VIZARIO INC
filed 2003-10-10
CIK 1097452

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended September 30, 2003             Commission File No. 0-28073


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

                                TABLE OF CONTENTS


            PART I.  FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheet (Unaudited):

            As of September 30, 2003.....................................     3

            Statements of Operations (Unaudited):

            For the three and nine months ended September 30, 2003
            and 2002.....................................................     4

            Statements of Cash Flows (Unaudited):

            For the nine months ended September 30, 2003 and 2002..........   5

            Notes to Financial Statements (Unaudited).....................    6

Item 2.     Management's Discussion and Analysis or Plan of Operation.....    7

Item 3.     Controls and Procedures........................................   10

            PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K..............................    11

            Signatures....................................................    11

                                  VIZARIO, INC.
                            Balance Sheet (Unaudited)
                               September 30, 2003



                                     ASSETS


Current assets:
  Cash                                                              $       637
                                                                    -----------

Total assets                                                        $       637
                                                                    ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Accounts payable and accrued expenses                             $    20,758
  Due to officer/stockholder                                            104,788
                                                                    -----------
                                                                        125,546
                                                                    -----------
Stockholders' deficit:
  Preferred stock; $.001 par value; authorized -
    5,000,000 shares; issued - none
  Common stock; $.001 par value; authorized -
    50,000,000 shares; issued and outstanding -
    15,915,900 shares                                                    15,916
  Capital in excess of par                                            3,699,944
  Accumulated deficit                                                (3,840,769)
                                                                    -----------
        Total stockholders' deficit                                    (124,909)
                                                                    -----------

Total liabilities and stockholders' deficit                         $       637
                                                                    ===========


                       See notes to financial statements




                                          VIZARIO, INC.
                              Statements of Operations (Unaudited)


                                         Three Months Ended             Nine Months Ended
                                           September 30,                  September 30,
                                   ----------------------------    ----------------------------
                                       2003            2002            2003            2002
                                   ------------    ------------    ------------    ------------
Costs and expenses:
  General and administrative       $    (53,744)   $    (24,345)   $   (145,283)   $   (321,377)
  Interest                                               (7,700)                       (146,558)
                                   ------------    ------------    ------------    ------------

Loss before extraordinary item          (53,744)        (32,045)       (145,282)       (467,935)
                                   ------------    ------------    ------------    ------------

Extraordinary item:
  Extinguishment of debt                                                  9,150
                                   ------------    ------------    ------------    ------------


Net loss                                (53,744)        (32,045)       (136,133)       (467,935)
                                   ------------    ------------    ------------    ------------

Deemed preferred stock dividends                         (4,359)                        (13,077)
                                   ------------    ------------    ------------    ------------

Net loss applicable to common
  stockholders                     $    (53,744)   $    (36,404)   $   (136,133)   $   (481,012)
                                   ============    ============    ============    ============

Basic and diluted net loss per
  common share                     $      (.003)   $      (.003)   $      (.010)   $      (.045)
                                   ============    ============    ============    ============

Weighted average number of
  common shares outstanding          15,776,762      10,792,681      13,505,730      10,792,681
                                   ============    ============    ============    ============


                               See notes to financial statements

                                                4



                                  VIZARIO, INC.
                       Statements of Cash Flows (Unaudited)


                                                            Nine Months Ended
                                                              September  30,
                                                        --------------------------
                                                           2003           2002
                                                        -----------    -----------
Cash flows from operating activities:
  Net loss                                            $   (136,133)   $  (467,935)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Amortization of discount and beneficial conversion
      feature on 8% convertible note                                       83,333
    Amortization of discount on obligation under
      technology license agreement                                         30,625
    Stock-based compensation and interest expense                         116,000
    Expenses paid by ImaginOn, Inc. on behalf
      of the Company                                                       71,871
    Changes in operating assets and liabilities:
    (Decrease) increase in accounts payable
      and accrued expenses                                  (8,018)        82,427
    Decrease in payable to ImaginOn, Inc.                  (10,000)
    Increase in amounts due to officer/stockholder         104,788
                                                       -----------    -----------
       Net cash used in operating activities               (49,363)       (83,679)
                                                       -----------    -----------

Cash flows from investing activities:
       Net cash used in investing activities                  --             --
                                                       -----------    -----------

Cash flows from financing activities:
  Proceeds from sale of common stock                       50,000
  Proceeds from exercise of stock options                                  17,000
  Proceeds from notes and advances payable                                100,000
  Payment of Series A preferred stock dividends                           (12,918)
  Decrease in payable to ImaginOn, Inc.                                   (28,923)
                                                      -----------     -----------
       Net cash provided by financing activities           50,000          75,159
                                                      -----------     -----------

Net increase (decrease) in cash                               637          (8,520)
Cash at beginning of year                                                   8,950
                                                      -----------     -----------

Cash at end of period                                 $       637     $       430
                                                      ===========     ===========


Supplemental disclosure of noncash investing and
  financing activities:
  Common stock issued upon conversion of
    accounts payable and accrued expenses             $    77,230
                                                       ===========
  Common stock issued upon conversion of
    notes and advances payable                        $   544,503
                                                       ===========
  Notes payable issued in satisfaction of
    accrued liabilities                                               $    59,500
                                                                      ===========
  Common stock issued upon conversion of
    Series A preferred stock                          $   408,581     $    50,000
                                                       ===========     ===========
  Deemed dividends on Series A preferred stock                        $    13,077
                                                                       ===========
  Cancellation of technological license obligation
    owed and other payables to ImaginOn, Inc.                         $ 1,261,706
                                                                       ===========


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

In the second quarter of 2003, accounts payable and accrued expenses of $37,131 were converted into 297,046 shares of common stock. Other accounts payable and accrued expenses of $14,250 were settled for cash payments of $5,100, resulting in an extraordinary gain of $9,150.

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

     EMPLOYEES. Vizario has no full-time employees, and its only employees currently are its officers. It is not expected that Vizario will have additional full-time or other employees except as a result of completing a combination.

RESULTS OF OPERATIONS

     THIRD QUARTER 2003 - During the three and nine months ended September 30, 2003, Vizario incurred a net loss of $53,744 and $136,133. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses. The Company paid no rent or salaries and had no operations.

     THIRD QUARTER 2002 - During the three and nine months ended September 30, 2002, Vizario incurred a net loss of $32,045 and $467,935. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, SB-2 non-registration penalties, office costs and supplies, public relations fees, rent, web site and other miscellaneous expenses. The Company incurred no research and development expenditures or sales and marketing expenses.

LIQUIDITY and CAPITAL RESOURCES

     Vizario had minimal cash on hand at September 30, 2003 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Vizario has accumulated a deficit of $3,840,769.

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

Item 3. CONTROLS AND PROCEDURES.

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Stephen M. Siedow, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Siedow concluded that as of September 30, 2003, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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