Form 10KSB
period 2003-12-31
VIZARIO INC
filed 2005-02-11
CIK 1097452

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2003

     [ ] TRANSITION REPORT UNDER THE SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28073

                                  VIZARIO, INC.
        (Exact name of small business issuer as specified in its charter)

                  NEVADA                                    84-0920934
     (State or other jurisdiction of                      (I.R.S.Employer
      incorporation or organization)                     Identification No.)

         12373 E. Cornell Avenue
         Aurora, Colorado 80014                            (303) 478-4442
(Address of Principal's Executive Offices)           (Issuer's telephone number)

     Securities registered pursuant to
       Section 12(b) of the Act:                   NONE

     Securities registered pursuant to
       Section 12(g) of the Act:                   Common stock, $.001 par value

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [ ] No [ X ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Yes [ X ] No [ ]

     The issuer's revenues for its most recent fiscal year were $-0-.

     The aggregate market value of the 15,529,272 shares of common stock of the registrant held by non-affiliates on December 31, 2004, was not determinable.

     At December 31, 2004 a total of 15,949,272 shares of common stock were outstanding.

================================================================================

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Description of Business.........................................      3

Item 2.  Description of Property.........................................     12

Item 3.  Legal Proceedings...............................................     12

Item 4.  Submission of Matters to a Vote of Security Holders.............     12

                                     PART II

Item 5.  Market for the Registrant's Common Equity and
          Related Stockholder Matters ...................................     12

Item 6.  Management's Discussion and Analysis or Plan of Operation.......     15

Item 7.  Financial Statements............................................     17

Item 8.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.........................     17

Item 8A. Controls and Procedures.........................................     17

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act..............     18

Item 10. Executive Compensation..........................................     21

Item 11. Security Ownership of Certain Beneficial Owners and Management..     23

Item 12. Certain Relationships and Related Transactions..................     24

Item 13. Exhibits and Reports on Form 8-K................................     25

Item 14. Principal Accountant Fees and Services..........................     25

         Financial Statements ...........................................    F-1

         Signatures......................................................     27

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

     In January and February of 2003, the Company sold 400,000 shares of common stock for $50,000 or $.125 per share. In April and May holders of $524,500 of the $669,500 of outstanding notes and advances payable at December 31, 2002 converted their outstanding balances, along with accrued interest of $20,003 into 4,196,000 shares of common stock. In April 2002, the Series A preferred shareholder converted $50,000 of Series A preferred stock into 989,509 shares of common stock. This preferred shareholder also held a $145,000, 8% convertible promissory note. The $203,000 of Series A preferred stock, the promissory note, and accrued dividends, penalties and interest of $60,581 were converted into 215,923 shares of common stock plus a warrant to purchase 1,500,000 shares of common stock at $.001 per share. The warrant that the preferred shareholder previously held for 1,000,000 shares of common stock was modified to reflect an exercise price of $.001 per share. Both of these warrants are identical in terms and features. The warrants limit the holders to a 9.99% beneficial ownership of the Company's outstanding common stock and are exercisable until April 10, 2007.

     Vizario has outstanding 15,949,272 shares of common stock and warrants to purchase 2,500,000 shares of the Company's common stock at $.001 per share.

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

Item 2. DESCRIPTION OF PROPERTY.

     Vizario neither owns nor leases any real estate or other properties at the present time. Vizario does not require any office space and since March 2003, Vizario has utilized the office of its President, Mr. Stephen M. Siedow, for corporate and administrative purposes. This arrangement will continue until Vizario raises funding to originate a business or completes an acquisition of an operating business, in which latter event the offices of Vizario undoubtedly will be the same as those of the acquired company.

Item 3. LEGAL PROCEEDINGS.

     There are no legal proceedings which are pending or have been threatened against Vizario or any officer, director or control person of which management is aware.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote or for the written consent of security shareholders for the year ended December 31, 2003, and no meeting of shareholders was held.

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

                                     High                     Low
                                   Sales Price             Sales Price
                                   -----------             -----------
       2003
       ----
     Fourth Quarter                   N/A                     N/A
     Third Quarter                    N/A                     N/A
     Second Quarter                   N/A                     N/A
     First Quarter                    N/A                     N/A

       2002
       ----
     Fourth Quarter                   N/A                     N/A
     Third Quarter                    N/A                     N/A
     Second Quarter                   $.20                    $.01
     First Quarter                    $.20                    $.10

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

SHAREHOLDERS

     Vizario has approximately 200 shareholders of record. Vizario has 15,949,272 common shares issued and outstanding, of which (i) 8,546,100 shares are unrestricted and not held by affiliates, (ii) 6,983,172 shares are restricted but subject to Rule 144 and not held by affiliates, and (iii) 420,000 shares are held by Stephen M. Siedow, President of the Company.

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

RECENT SALES OF UNREGISTERED SECURITIES

     In January and February of 2003, the Company sold 400,000 shares of common stock for $50,000 or $.125 per share. In April and May holders of $524,500 of the $669,500 of outstanding notes and advances payable at December 31, 2002 converted their outstanding balances, along with accrued interest of $20,003 into 4,196,000 shares of common stock. In April 2002, the Series A preferred shareholder converted $50,000 of Series A preferred stock into 989,509 shares of common stock. This preferred shareholder also held a $145,000, 8% convertible promissory note. The $203,000 of Series A preferred stock, the promissory note, and accrued dividends, penalities and interest of $60,581 were converted into 215,923 shares of common stock plus a warrant to purchase 1,500,000 shares of common stock at $.001 per share. The warrant that the preferred shareholder previously held for 1,000,000 shares of common stock was modified to reflect an exercise price of $.001 per share. Both of these warrants are identical in terms and features. The warrants limit the holders to a 9.99% beneficial ownership of the Company's outstanding common stock and are exercisable until April 10, 2007. In addition, accounts payable and accrued expenses of $37,131 were converted into 297,046 shares of common stock during 2003.

     In December of 2004, accrued expenses of $5,172 were settled for $1,000 and 33,372 shares of common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth, as of the year ended December 31, 2003, certain information with respect to Vizario's compensation plans and individual compensation arrangements to which Vizario is a party, if any, under which any equity securities of Vizario are authorized for issuance.



                                             Number of securities     Weighted average       Number of securities
                                               to be issued upon     exercise price of        remaining available
                                                  exercise of           outstanding           for future issuance
                                             outstanding options,     options, warrants          under equity
   Plan category                              warrants and rights        and rights           compensation plan
-----------------------------------------------------------------------------------------------------------------
                                                      (a)                     (b)                      (c)
-----------------------------------------------------------------------------------------------------------------
   Equity compensation plans approved by
   security holders

   1997 EMPLOYEE STOCK COMPENSATION PLAN               -0-                    N/A                     23,900

   1997 COMPENSATORY STOCK OPTION PLAN                 -0-                    N/A                    830,000
-----------------------------------------------------------------------------------------------------------------
   Equity compensation plans not approved
   by security holders

   NONE                                                N/A                    N/A                       N/A
-----------------------------------------------------------------------------------------------------------------
   Total                                               -0-                                           853,900
-----------------------------------------------------------------------------------------------------------------

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

     Comparison of 2003 to 2002

     For the year ended December 31, 2003, Vizario had no revenues and incurred a net loss of $148,773. Vizario has not had any operations since June of 2002. General and administrative expenses in 2003 related primarily to accounting and legal fees, expenses related to the wind down of the Company's prior operations, miscellaneous filing fees, transfer agent fees and other miscellaneous expenses, a substantial portion of which have been accrued to a related party.

     For the period that Vizario operated in 2002, the Company had no revenues and incurred a net loss of $500,409. General and administrative expenses in 2002 related primarily to accounting and legal fees, miscellaneous filing fees, SB-2 non-registration penalties, office costs and supplies, public relations fees, rent, web site and other miscellaneous expenses. The Company in 2002 incurred no research and development expenditures or sales and marketing expenses.

LIQUIDITY and CAPITAL RESOURCES

     Vizario had no cash on hand at December 31, 2003 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, Vizario has accumulated a deficit of $3,853,409. Vizario has accrued expenses totaling $137,549, of which $116,797 are owed to its officer and director for costs paid on its behalf and $20,752 are owed to trade vendors.

     Vizario has no commitment for any capital expenditure and foresees none. However, Vizario will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Vizario's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), are not expected to exceed $15,000 in the fiscal year ending December 31, 2004. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

OFF-BALANCE SHEET ARRANGEMENTS

     Vizario does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. There are no current business operations or revenue generating activities that give rise to significant assumptions or estimates. The Company's most critical accounting policies relate to the accounting and disclosures of related party transactions. Our financial statements filed as part of this annual report include a summary of the significant accounting policies and methods used in the preparation of Vizario's financial statements.

Item 7. FINANCIAL STATEMENTS.

     See the index to Vizario's financial statements on page 26.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

Item 8A. CONTROLS AND PROCEDURES.

     Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out by Stephen M. Siedow, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities

Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Siedow concluded that as of December 31, 2003, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

          Name               Age                     Position
          ----               ---                     --------

    Stephen M. Siedow         54         Chief Executive Officer, President and
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

SIGNIFICANT EMPLOYEES

     None, other than officers of the Company listed above.

COMMITTEES AND BOARD MEETINGS

     Vizario does not have a standing audit, nominating or compensation committee or any committee performing a similar function although Vizario intends to form such committees in the future after it combines with an operating entity.

NO AUDIT COMMITTEE FINANCIAL EXPERT

     Vizario does not have any audit committee financial expert serving on its board of directors. Vizario currently is a blank check company whose plan of operation is to seek, and if possible, acquire an operating business or assets by entering into a business combination. As such, Vizario has no capital resources and very little business or financial activity. Therefore, Vizario can not afford to retain a qualified audit committee financial expert, nor does its business or financial activities currently require the retention of such an expert.

CODE OF ETHICS

     On May 6, 2004, Vizario's board of directors adopted a code of ethics that its principal financial officer, principal accounting officer or controller and any person who may perform similar functions is subject to. Vizario has filed the code of ethics as exhibit 14 to this Annual Report on Form 10-KSB.

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

Item 10. EXECUTIVE COMPENSATION.

CASH and OTHER COMPENSATION

     For the years ended December 31, 2003 and 2002 and through the date of this report, Vizario has not paid any executive officer or director any cash or cash equivalent compensation. Vizario has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. Vizario will undoubtedly pay compensation to officers and other employees should it succeed in acquiring a business and funds exist for compensation.

COMPENSATION PURSUANT to PLANS

     For the years ended December 31, 2003 and 2002 and through the date of this report, no director or executive officer has received compensation from Vizario pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of Vizario, although Vizario anticipates that it will compensate its officers and directors for services to Vizario with stock or options to purchase stock, in lieu of cash.

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

COMPENSATION of DIRECTORS and EXECUTIVE OFFICERS

     The following table sets forth information concerning the compensation of Vizario's Chairman of the Board, Chief Executive Officer and its other most highly compensated executive officers for the fiscal years ended December 31, 2003, 2002 and 2001. Such officers are sometimes collectively referred to below as the "Named Officers."

                                                 SUMMARY COMPENSATION TABLE

                                                                   Long-Term Compensation
                                                                   -----------------------
                                   Annual Compensation                     Awards               Payouts
                          ----------------------------------      ------------------------      -------
       (a)                (b)       (c)        (d)      (e)          (f)           (g)            (h)         (i)
                                                                                Securities                    All
  Name and                                                        Restricted    Underlying        ($)        Other
  Principal                         ($)        ($)      ($)          Stock        Options        LTIP        Compen-
  Position                Year     Salary     Bonus    Other       Awards($)     & SARs(#)      Payouts     sation($)
---------------------     ----     ------     -----    -----      ----------     ----------     -------     ---------
Stephen M. Siedow *       2003    $  -0-      None     None         None           None          None         None
 Chairman, CEO,           2002    $  -0-      None     None         None           None          None         None
 President and CFO        2001    $  -0-      None     None         None           None          None         None

James A. Newcomb  *       2003    $  -0-      None     None         None           None          None         None
 Director, CEO,           2002    $  -0- **   None     None         None           None          None         None
 President and CFO        2001    $34,434**   None     None         None          800,000        None         None

David M. Schwartz *       2003    $  -0-      None     None         None           None          None         None
 Chairman and Chief       2002    $  -0- **   None     None         None           None          None         None
 Technology Officer       2001    $ 9,600**   None     None         None        1,000,000        None         None

     * On March 11, 2003 Mssrs. Schwartz and Newcomb resigned as Directors and Officers of Vizario and Mr. Siedow became the Sole Director, CEO,
          President and Chief Financial Officer of Vizario. Mr. Siedow previously served as Sole Director, CEO, President and Chief Financial
          Officer of Vizario up to May 24, 2001, the date of the Vizario and Imaginon/WWDI Stock Exchange Agreement and Plan of Reorganization.

     ** Represents the portion of the executive's salary allocated from Imaginon, Inc. (former parent) in addition to consulting fees paid by Vizario. Executive compensation of Mssrs. Newcomb and Schwartz was greater than $100,000 for both Imaginon and Vizario combined in 2001.




     None of the Named Officers received any form of non-cash compensation from the Company in the fiscal years ended December 31, 2003, 2002 or 2001 other than certain option grants noted in 2001, nor currently receives any such compensation. The Company may, once it is operational, implement employee benefits that will be generally available to all its employees and its subsidiary employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan.


                                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------
    (a)                     (b)                 (c)                     (d)                (e)
                         Number of          % of Total
                         Securities        Options/SARs
                         Underlying         Granted to
                        Options/SARs         Employees           Exercise or Base       Expiration
   Name                   Granted          in Fiscal Year           Price($/Sh)             Date
   ----                   -------          --------------           -----------         ----------

Stephen M. Siedow          None                N/A                     N/A                  N/A
James A. Newcomb           None                N/A                     N/A                  N/A
David M. Schwartz          None                N/A                     N/A                  N/A


                                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                       and FISCAL-YEAR-END OPTION/SAR VALUES
----------------------------------------------------------------------------------------------------
   (a)                      (b)                   (c)                 (d)                  (e)
                                                                  Number of
                                                                  Securities             Value of
                                                                  Underlying            Unexercised
                                                                  Unexercised           In-the-Money
                                                                  Options/SARs          Options/SARs
                                                                  at FY-End (#)        at FY-End ($)

                      Shares Acquired                             Exercisable/         Exercisable/
   Name                 on Exercise         Value Realized($)     Unexercisable        Unexercisable
   ----                 -----------         -----------------     -------------        -------------

Stephen M. Siedow          None                   N/A                  N/A                  N/A
James A. Newcomb           None                   N/A                  N/A                  N/A
David M. Schwartz          None                   N/A                  N/A                  N/A

     None of the Named Officers exercised any options or SARs during the fiscal year ended December 31, 2003.

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

    Name and Address                       Amount & Nature
     of Beneficial                          of Beneficial              Percent
         Owner                                Ownership                of Class
         -----                                ---------                --------

 *Stephen M. Siedow                           420,000 (1)                2.6%
 12373 E. Cornell Avenue
 Aurora, Colorado 80014

 Alpha Capital Aktiengesellschaft           1,500,000 (2)                9.4%
 C/O LH Financial Services Corp.
 160 Central Park South,  Suite 2701
 New York, New York 10019

 Gillette International Ltd.                1,387,362                    8.7%
 C/O Misick & Stanbrook
 Richmond House
 Leeward Highway
 PO Box 127
 Providenciales
 Turks & Caicos Islands, British West Indies

 SnowCap, LLC                               1,200,000                    7.5%
 C/O Joseph Maenza
 3550 Biscayne Blvd., Suite 310
 Miami, Florida 33137

 *All directors & officers                    420,000                    2.6%
   as a group (1 person)

     1 Mr. Siedow disclaims beneficial ownership of 50,000 shares of common stock owned by his wife, Linda M. Siedow and 96,000 shares of common stock owned by his sons and daughter (32,000 shares each).

     2 Does not include warrants to acquire 2,500,000 shares of Vizario's common stock at $.001 per share. The warrants: (i) limit the holders to a 9.99% beneficial ownership of the Company's outstanding shares, and (ii) are exercisable until April 10, 2007.

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

     During the year ended December 31, 2002, expenses of the Company paid on its behalf by Imaginon were $71,871 which included rent of $8,505. In addition, the Company utilized certain office space at Imaginon's corporate offices on a month-to-month basis until June 2002.

     During 2003, the Company incurred corporate, administrative and accounting fees of $131,938 for services performed by the Company's president and for expenses paid by the president on behalf of the Company. In addition, to facilitate a $50,000 issuance of common stock in 2003 (Note 8), proceeds were deposited into an account held by an affiliate of the president on behalf of the Company. These proceeds were utilized to pay expenses and existing liabilities of the Company. The Company has a payable to its president in the amount of $116,797 at December 31, 2003. At the present time, Vizario does not require any office space, and since March 2003, the Company uses the office of its president for corporate and administrative purposes.

     No officer, director or employee of Vizario received a salary of $60,000 or more in 2003 or 2002. There were no transactions, or series of transactions, for the years ended December 31, 2003 or 2002, nor are there any currently proposed transactions, or series of transactions, to which Vizario is (or Vizario was) a party, in which the amount exceeds $60,000, and in which to the knowledge of Vizario any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

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

3.1       Articles of Incorporation of Gallagher Resesarch
          Corporation as filed with the Nevada Secretary
          of State on April 4, 1999 .....................................      2

3.2       Certificate of Amendment as filed with the Nevada
          Secretary of State on May 25, 2001, changing the name
          of Gallagher Research Corporation to Vizario, Inc. ............      3

3.3       Bylaws of Vizario .............................................      2

4.1       Specimen common stock certificate .............................      2

10.1      1997 Compensatory Stock Option Plan ...........................      2

10.2      1997 Employee Stock Compensation Plan .........................      2

14        Code of Ethics ................................................      1

31        Certification of the Chief Executive Officer, President and
          Chief Financial Officer filed pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002 ....................................      1

32        Certification of the Chief Executive Officer, President and
          Chief Financial Officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002 ...................................................      1

          1       Filed herewith as an exhibit.

          2 Incorporated by reference to Registration Statement on Form 10SB-12G, filed on November 12, 1999, SEC File No. 000-28073.

          3 Incorporated by reference to Form 8-K filed on June 5, 2001, SEC File No. 000-28073.

     (b) Reports on Form 8-K. None were filed by Vizario during the year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $6,000 and $10,500, respectively.

AUDIT RELATED FEES

     None

TAX FEES

     None

ALL OTHER FEES

     None

PRE-APPROVAL POLICIES AND PROCEDURES

     On May 6, 2004 Vizario's board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for Vizario by its independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized Vizario's independent auditors to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2003 and the quarterly reviews for the subsequent fiscal quarters of 2004 through the review for the quarter ended September 30, 2004 at which time additional pre-approvals for any additional services to be performed by Vizario's auditors would be sought from the Board. Vizario's board of directors also appointed and authorized Stephen M. Siedow to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for Vizario by our independent auditors, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

INDEX TO FINANCIAL STATEMENTS.

     Report of Independent Registered Public Accounting Firm................ F-1

     Balance Sheet as of December 31, 2003 ................................. F-2

     Statements of Operations for the years ended December 31, 2003 and 2002 ............................................................. F-3

     Statements of Changes in Stockholders' Deficit for the years ended
      December 31, 2003 and 2002............................................ F-4

     Statements of Cash Flows for years ended December 31, 2003 and 2002.... F-5

     Notes to Financial Statements ......................................... F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board of Directors
Vizario, Inc.

We have audited the accompanying balance sheet of Vizario, Inc. as of December 31, 2003, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vizario, Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


GHP Horwath, P.C.


Denver, Colorado
January 24, 2005

                                 VIZARIO, INC.

                                 BALANCE SHEET

                               DECEMBER 31, 2003


                                     ASSETS

Total assets                                                        $      --
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accrued expenses                                                   $    20,752
 Due to officer/stockholder                                             116,797
                                                                    -----------
   Total liabilities (all current)                                      137,549
                                                                    -----------

Commitments

Stockholders' deficit:
 Preferred stock; $.001 par value; authorized -
  5,000,000 shares; issued - none
 Common stock; $.001 par value; authorized -
  50,000,000 shares;  issued and outstanding -
  15,915,900 shares                                                      15,916
 Capital in excess of par                                             3,699,944
 Accumulated deficit                                                 (3,853,409)
                                                                    -----------
   Total stockholders' deficit                                         (137,549)
                                                                    -----------

Total liabilities and stockholders' deficit                         $      --
                                                                    ===========

                       See notes to financial statements.

                                  VIZARIO, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                        2003           2002
                                                   -------------   ------------

General and administrative expenses                $    157,923    $    346,424
Interest expense                                                        153,985
Gain on settlement of debt                               (9,150)
                                                   ------------    ------------

Net loss                                               (148,773)       (500,409)

Deemed preferred stock dividends                                        (17,435)
                                                   ------------    ------------

Net loss applicable to common stockholders         $   (148,773)   $   (517,844)
                                                   ============    ============

Basic and diluted net loss per common share        $      (0.01)   $      (0.02)
                                                   ============    ============

Weighted average number of common
 shares outstanding                                  14,681,718      25,208,125
                                                   ============    ============

                       See notes to financial statements.


                                                      VIZARIO, INC.

                                     STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                         YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                                Capital                           Total
                                                     Common Stock              in excess      Accumulated      stockholders'
                                                Shares          Amount           of par         deficit          deficit
                                             -----------     -----------      -----------     -----------      -----------

Balances, January 1, 2002                    28,823,172      $    28,823      $ 1,094,552     $(3,204,227)     $(2,080,852)

Exercise of employee stock options              170,000              170           16,830                           17,000

Common stock issued for services                810,000              810          115,190                          116,000

Warrant and beneficial conversion
 feature issued in connection with
 8% convertible note                                                               85,000                           85,000

Common stock issued upon conversion
 of Series A preferred stock                    989,509              990           49,010                           50,000

Cancellation of common stock issued
 to ImaginOn, Inc. and former officers      (20,000,000)         (20,000)       1,281,706                        1,261,706

Deemed dividends on Series A
 preferred stock                                                                  (17,435)                         (17,435)

Net loss                                                                                         (500,409)        (500,409)

                                            -----------      -----------      -----------     -----------      -----------
Balances, December 31, 2002                  10,792,681           10,793        2,624,853      (3,704,636)      (1,068,990)

Common stock issued for cash                    400,000              400           49,600                           50,000

Common stock issued upon conversion of
 accounts payable, accrued expenses and
 cancellation of outstanding warrants           311,296              311           76,819                           77,130

Common stock issued upon conversion of
 notes, advances and accrued expenses         4,196,000            4,196          540,307                          544,503

Common stock issued upon conversion of
 Series A preferred stock, notes and
 accrued expenses                               215,923              216          408,365                          408,581

Net loss                                                                                         (148,773)        (148,773)

                                            -----------      -----------      -----------     -----------      -----------
Balances, December 31, 2003                  15,915,900      $    15,916      $ 3,699,944     $(3,853,409)     $  (137,549)
                                            ===========      ===========      ===========     ===========      ===========

                                               See notes to financial statements.



                                     VIZARIO, INC.

                               STATEMENTS OF CASH FLOWS

                        YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                              2003           2002
                                                            ---------      ---------

Cash flows from operating activities:
 Net loss                                                   $(148,773)     $(500,409)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Amortization of discount and beneficial conversion
   feature on 8% convertible note                                             85,000
  Amortization of discount on obligation under
   technology license agreement                                               30,625
  Stock-based compensation                                                   116,000
  Expenses paid by ImaginOn, Inc. on behalf
   of the Company                                                             71,871
  Gain on settlement of debt                                    9,150
  Changes in operating assets and liabilities:
  (Decrease) increase in accounts payable
   and accrued expenses                                       (17,174)       112,804
  Decrease in payable to ImaginOn, Inc.                       (10,000)
  Increase in due to officer/stockholder                      116,797
                                                            ---------      ---------
     Net cash used in operating activities                    (50,000)       (84,109)
                                                            ---------      ---------

Cash flows from investing activities:
     Net cash used in investing activities                       --             --
                                                            ---------      ---------

Cash flows from financing activities:
 Proceeds form sale of common stock                            50,000
 Proceeds from exercise of stock options                                      17,000
 Proceeds from notes and advances payable                                    100,000
 Payment of Series A preferred stock dividends                               (12,918)
 Decrease in payable to ImaginOn, Inc.                                       (28,923)
                                                            ---------      ---------
     Net cash provided by financing activities                 50,000         75,159
                                                            ---------      ---------

Net decrease in cash                                             --           (8,950)
Cash, beginning of year                                                        8,950
                                                            ---------      ---------
Cash, end of year                                           $    --        $    --
                                                            =========      =========

                                       (continued)



                                      VIZARIO, INC.

                          STATEMENTS OF CASH FLOWS (CONTINUED)

                         YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                              2003            2002
                                                            ----------     ----------

Supplemental disclosure of non-cash investing and financing activities:

Common stock issued upon conversion
 of accounts payable, accrued expenses and
 cancellation of outstanding warrants                       $   77,130
                                                            ==========

Common stock issued upon conversion of
 notes, advances and accrued expenses                       $  544,503
                                                            ==========

Common stock issued upon conversion of
 Series A preferred stock, notes and
 accrued expenses                                           $  408,581     $   50,000
                                                            ==========     ==========

Notes payable issued in satisfaction of
 accrued liabilites                                                        $   59,500
                                                                           ==========

Cancellation of technological license obligation
 and other payables to ImaginOn, Inc.                                      $1,261,706
                                                                           ==========

Deemed dividends on Series A preferred stock                               $   17,435
                                                                           ==========

                             See notes to financial statements.

                                             F-6

                                  VIZARIO, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


1. Organization, basis of presentation and management's plans:

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

   Management's plans:

   The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of $3,853,409 as of December 31, 2003. The Company was not able to successfully market its wireless technology through WWDI as planned, and disposed of WWDI in September 2002. The Company is now a shell entity with no assets or operations.

                                  VIZARIO, INC.

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


1. Organization, basis of presentation and management's plans (continued):

   Management's plans (continued):

   In 2003, the Company entered into agreements with certain creditors and the preferred shareholder to convert certain liabilities and preferred stock into shares of common stock (Notes 4, 7 and 8). In addition, the Company is exploring sources to obtain equity or debt financing, and the Company intends to participate in one or more as yet unidentified business ventures, which management may select after reviewing the business opportunities for their profit or growth potential.

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

   Comprehensive income:

   Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income (loss). During the years ended December 31, 2003 and 2002, the Company did not have any components of comprehensive income (loss) to report.

   Net loss per share:

   SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings or loss per share ("EPS") for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

   Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. In arriving at net loss applicable to common stockholders, deemed dividends on the preferred stock (Note 8) increased this amount. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock

                                  VIZARIO, INC.

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


2. Significant accounting policies (continued):

   Net loss per share (continued):

   that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. Outstanding stock options, warrants, and common stock underlying convertible preferred stock to purchase 2,500,000 shares at December 31, 2003 and 1,000,000 shares at December 31, 2002 are not considered in the calculations for the periods ended December 31, 2003 and 2002, as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

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

   During the years ended December 31, 2003 and 2002, there were no stock options granted or outstanding.

   Fair value of financial instruments:

   The fair value of the liability due to officer/stockholder is not practicable to estimate, based upon the related party nature of the underlying transactions.

   Recently issued accounting pronouncements:

   In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at December 31, 2003. Therefore, the initial adoption of the standard is not expected to have an impact on the Company's financial position and results of operations.

                                 VIZARIO, INC.

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


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

   In addition, a technological license agreement between the Company and Imaginon was cancelled, and past due technological fees and intercompany charges totaling $1,261,706 were settled in exchange for $10,000 cash (paid in March 2003). The Company recorded a net decrease to stockholders' deficit of $1,261,706, which consisted of an increase in capital in excess of par of $1,281,706 and a decrease in common stock of $20,000 due to the cancellation of 20,000,000 shares of common stock. The Company incurred interest expense of $30,625 in 2002 related to the previous obligation with Imaginon.

4. Notes and advances payable:

   At January 1, 2002, the Company had $75,000 of 18% promissory notes payable, which were unsecured and due on demand. In March 2002, the Company borrowed $100,000 and extinguished accrued liabilities of $45,000 in exchange for a $145,000, 8% convertible promissory note and a three-year warrant to purchase up to 1,000,000 shares of common stock at $0.25 per share, valued at $5,000. The promissory note was convertible at the holder's election into shares of common stock at a beneficial conversion price equal to the lesser of a maximum base price ($0.0875 per share) or 70% of the Company's common stock price, as defined, at the date of conversion. A beneficial conversion feature allocation of $80,000 was immediately amortized to interest expense at the date of issuance. The promissory note was collateralized by substantially all assets of the Company. In March 2002, the Company also entered into a $14,500, 8% convertible promissory note in satisfaction of an accrued liability. During 2003, notes of $234,500 were converted into 716,000 shares of common stock.

   Through 2002, the Company had $435,000 of non-interest bearing advances from investors which were due on demand. Advances of $435,000 were converted into 3,557,085 shares of common stock during 2003 (Note 8).

5. Related party transactions:

   During the year ended December 31, 2002, expenses of the Company paid on its behalf by Imaginon were $71,871 which included rent of $8,505. In addition, the Company utilized certain office space at Imaginon's corporate offices on a month-to-month basis until June 2002.

   During 2003, the Company incurred corporate, administrative and accounting fees of $131,938 for services performed by the Company's president and for expenses paid by the president on behalf of the Company. In addition, to facilitate a $50,000 issuance of common stock in 2003 (Note 8), proceeds were deposited into an account held by an affiliate of the president on behalf of the Company. These proceeds were utilized to pay expenses and existing liabilities of the Company. The Company has a payable to its president in the amount of $116,797 at December 31, 2003. At the present time, the Company does not require any office space, and since March 2003, the Company uses the office of its president for corporate and administrative purposes.

                                 VIZARIO, INC.

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


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

   The Company incurred no income taxes for the years ended December 31, 2003 and 2002. The expected income tax benefit for the years ended December 31, 2003 and 2002 is approximately $22,000 and $75,000, respectively. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

   Net operating loss carryforwards of approximately $150,000 at December 31, 2003 are available to offset future taxable income, if any, and expire in 2023. This results in a net deferred tax asset of approximately $23,000 at December 31, 2003. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

7. Mandatory redeemable preferred stock:

   The Series A preferred stock had a par value of $.001 per share, a stated value of $1,000 per share, and was convertible into shares of the Company's common stock at the option of the holder. The number of common shares issuable upon conversion of each share of Series A preferred stock was equal to the sum of the stated value per share, and at the holder's election, unpaid dividends on each share, divided by the conversion price, which was based on 65% of the average of the three lowest closing bid prices of the Company's common stock for the five trading days immediately preceding the conversion. Shares of Series A preferred stock that had not been converted within five years of the original issue date were to be redeemed by the Company at a price equal to the stated value of the shares plus accumulated unpaid dividends.

   Dividends were cumulative at 8% per year and were payable quarterly, commencing with the period ended December 31, 2001. Series A preferred shareholders were entitled to receive dividends before any dividend or other distribution was to be paid or declared on the Company's common stock.

   The Series A preferred stock was subject to a mandatory redemption provision upon the triggering of certain events, as defined, including failure to register shares of common stock underlying the Series A preferred stock within 60 days of the issue date. In connection with the Company's failure to register the shares, the Company incurred late filing penalties of approximately $20,000 through December 31, 2002, to be satisfied through the issuance of either cash or additional shares of Series A preferred stock.

   At January 1, 2002, 253 Series A preferred shares were outstanding. In April 2002, the Series A preferred shareholder converted 50 shares of Series A preferred stock into 989,509 shares of the Company's common stock.

                                  VIZARIO, INC.

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


7. Mandatory redeemable preferred stock (continued):

   In April 2003, the Series A preferred shareholder converted the remaining 203 shares of preferred stock with a stated value of $203,000 into shares of the Company's common stock (Note 8).

8. Stockholders' deficit:

   Common stock:

   In 2002, the Company issued 810,000 shares of common stock in exchange for consulting services provided to the Company, and in satisfaction of certain liabilities of Vizario and Imaginon. The total value of the shares issued, based on the quoted market prices of the common stock on the dates of issuance, was $116,000.

   In 2003, the Company sold 400,000 shares of common stock for $50,000 or $0.125 per share. In addition, holders of $524,500 of the $669,500 of outstanding notes and advances payable at January 1, 2003 converted their outstanding balances along with accrued interest of $20,003 into 4,196,000 shares of common stock.

   In 2003, the Series A preferred shareholder who also held a $145,000, 8% convertible promissory note converted the remaining Series A preferred shares, the $145,000 note, and accrued dividends, penalties and interest of $60,581 into 215,923 shares of common stock plus a warrant to purchase 1,500,000 shares of common stock at $.001 per share. The warrant that the preferred shareholder previously held for 1,000,000 shares of common stock was modified to reflect an exercise price of $.001 per share. Both of these warrants are identical in terms and features and are exercisable until April 10, 2007. The warrants limit the holders to a 9.99% beneficial ownership of the Company's outstanding common stock.

   In 2003, accounts payable and accrued expenses of $37,130 were converted into 297,046 shares of common stock. Other accounts payable and accrued expenses of $14,250 were settled for cash of $5,100, resulting in a gain of $9,150.
   In addition, warrants to purchase 853,960 shares of common stock along with an accrued penalty of $40,000 were cancelled for 14,250 shares of common stock.

   Employee stock compensation plans:

   The Company has adopted the 1997 Employee Stock Compensation Plan (the "ESC Plan") and the 1997 Compensatory Stock Option Plan (the "CSO Plan") for its employees, officers, directors and advisors. The Company has reserved a maximum of 1,500,000 shares of common stock to be issued under the ESC Plan and 1,000,000 shares of common stock to be issued upon exercise of options granted under the CSO Plan. During 2002, options to purchase 170,000 common shares were exercised, and 220,000 options were cancelled. No options are outstanding at December 31, 2003.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: January 28, 2005

                                 VIZARIO, INC.

                                 By  /s/ Stephen M. Siedow
                                     -------------------------------------------
                                     Stephen M. Siedow, Chief Executive Officer,
                                     President and Chief Financial Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



        Name                           Title                         Date
        ----                           -----                         ----

/s/ Stephen M. Siedow
---------------------        Sole Director, Chief Executive     January 28, 2005
    Stephen M. Siedow        Officer, President and Chief
                             Financial Officer