Form 10QSB
period 2004-03-31
VIZARIO INC
filed 2005-02-14
CIK 1097452

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


  For the Quarter Ended March 31, 2004            Commission File No. 0-28073


                                  VIZARIO, INC.
        (Exact name of small business issuer as specified in its charter)


             NEVADA                                            84-0920934
  (State or other jurisdiction of                      (I.R.S. Empl. Ident. No.)
   incorporation or organization)


                             12373 E. Cornell Avenue
                             Aurora, Colorado 80014
                    (Address of Principal Executive Offices)

                                 (303) 478-4442
                           (Issuer's telephone number)


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at past 90 days.

     Yes [  ]  No [ X ]

The number of shares outstanding of each of the Issuer's classes of common equity, as of December 31, 2004 are as follows:

        Class of Securities                            Shares Outstanding
   -----------------------------                       ------------------
   Common Stock, $.001 par value                            15,949,272

Transitional Small Business Disclosure Format (check one):

     Yes [  ]  No [ X ]

================================================================================

                                TABLE OF CONTENTS


        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

        Balance Sheet (Unaudited) as of March 31, 2004 .....................   3

        Statements of Operations (Unaudited) for the three
         months ended March 31, 2004 and 2003 ..............................   4

        Statements of Cash Flows (Unaudited) for the three
         months ended March 31, 2004 and 2003 ..............................   5

        Notes to Financial Statements (Unaudited) ..........................   6

Item 2. Management's Discussion and Analysis or Plan of Operation ..........   7

Item 3. Controls and Procedures ............................................  11

        PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ...................................  11

        Signatures..........................................................  11

                                  VIZARIO, INC.
                            Balance Sheet (Unaudited)
                                 March 31, 2004


                                     ASSETS

Total assets                                                        $      --
                                                                    ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
 Accrued expenses                                                   $    20,752
 Due to officer/stockholder                                             119,910
                                                                    -----------
     Total liabilities (all current)                                    140,662
                                                                    -----------

Stockholders' deficit:
 Preferred stock; $.001 par value; authorized -
  5,000,000 shares; issued - none
 Common stock; $.001 par value; authorized -
  50,000,000 shares; issued and outstanding -
  15,915,900 shares                                                      15,916
 Capital in excess of par                                             3,699,944
 Accumulated deficit                                                 (3,856,522)
                                                                    -----------
     Total stockholders' deficit                                       (140,662)
                                                                    -----------

Total liabilities and stockholders' deficit                         $      --
                                                                    ===========

                       See notes to financial statements.


                                            VIZARIO, INC.
                                Statements of Operations (Unaudited)


                                                                    Three Months Ended
                                                                         March 31,
                                                              -----------------------------
                                                                   2004             2003
                                                              ------------     ------------
General and administrative expenses                           $      3,113     $     55,422
                                                              ------------     ------------

Net loss applicable to common stockholders                    $     (3,113)    $    (55,422)
                                                              ============     ============

Basic and diluted net loss per common share                   $         **     $         **
                                                              ============     ============

Weighted average number of common shares outstanding            15,915,900       10,792,681
                                                              ============     ============


** Less than $(.01) per share.

                                   See notes to financial statements.





                                   VIZARIO, INC.
                       Statements of Cash Flows (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                         ------------------------
                                                           2004            2003
                                                         --------        --------

Cash flows from operating activities:
 Net loss                                                $ (3,113)       $(55,422)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Changes in assets and liabilities:
  Decrease in accrued expenses                                             (4,569)
  Decrease in payable to ImaginOn, Inc.                                   (10,000)
  Increase in due to officer/stockholder                    3,113          34,913
                                                         --------        --------
        Net cash used in operating activities                --           (35,078)
                                                         --------        --------

Cash flows from investing activities:
        Net cash used in investing activities                --              --
                                                         --------        --------

Cash flows from financing activities:
 Proceeds from notes and advances payable                                  50,000
                                                         --------        --------
        Net cash provided by financing activities            --            50,000
                                                         --------        --------

Net increase in cash                                         --            14,922
Cash at beginning of year
                                                         --------        --------
Cash at end of period                                    $   --          $ 14,922
                                                         ========        ========

                          See notes to financial statements.



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

2. Related party transactions:

During the three-month periods ended March 31, 2004 and 2003, the Company incurred corporate, administrative and accounting fees of approximately $2,700 and $49,800, respectively, for services performed by the Company's president and for expenses paid by the president on behalf of the Company. In addition, to facilitate a $50,000 issuance of common stock in 2003, proceeds were deposited into an account held by an affiliate of the president on behalf of the Company. These proceeds were utilized to pay expenses and existing liabilities of the Company. The Company has a payable to its president in the amount of $119,910 at March 31, 2004. In addition, the Company uses the office of its president for corporate and administrative purposes.

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

RESULTS OF OPERATIONS

     FIRST QUARTER 2004 - During the quarter ended March 31, 2004, Vizario incurred a net loss of $3,113. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses, approximately $2,700 of which were related party expenses. The Company paid no rent or salaries and had no operations.

     FIRST QUARTER 2003 - During the quarter ended March 31, 2003, Vizario incurred a net loss of $55,422. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses, approximately $49,800 of which were related party expenses. The Company paid no rent or salaries and had no operations.

LIQUIDITY and CAPITAL RESOURCES

     Vizario had no cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Vizario has accumulated a deficit of $3,856,522.

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

     Vizario's current management has agreed to continue rendering services to Vizario and to not demand payment of sums owed unless and until Vizario completes an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of Vizario's debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to Vizario without charge.

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

Item 3. CONTROLS AND PROCEDURES.

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Stephen M. Siedow, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Siedow concluded that as of March 31, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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


DATE:  January 28, 2005


                             VIZARIO, INC.

                             By  /s/ Stephen M. Siedow
                                 -----------------------------------------------
                                     Stephen M. Siedow, Chief Executive Officer,
                                     President and Chief Financial Officer