Form 10QSB
period 2004-06-30
VIZARIO INC
filed 2005-02-15
CIK 1097452

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended June 30, 2004                 Commission File No. 0-28073


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

                                TABLE OF CONTENTS


         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Balance Sheet (Unaudited) as of June 30, 2004 .....................   3

         Statements of Operations (Unaudited) for the three and
          six months ended June 30, 2004 and 2003 ..........................   4

         Statements of Cash Flows (Unaudited) for the three and
          six months ended June 30, 2004 and 2003 ..........................   5

         Notes to Financial Statements (Unaudited) .........................   6

Item 2.  Management's Discussion and Analysis or Plan of Operation ........    7

Item 3.  Controls and Procedures ...........................................  11

         PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..................................  11

         Signatures.........................................................  11

                                  VIZARIO, INC.
                            Balance Sheet (Unaudited)
                                  June 30, 2004


                                     ASSETS


Total assets                                                        $      --
                                                                    ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
 Accrued expenses                                                   $    20,752
 Due to officer/stockholder                                             120,335
                                                                    -----------
     Total liabilities (all current)                                    141,087
                                                                    -----------

Stockholders' deficit:
 Preferred stock; $.001 par value; authorized -
  5,000,000 shares; issued - none
 Common stock; $.001 par value; authorized -
  50,000,000 shares; issued and outstanding -
  15,915,900 shares                                                      15,916
 Capital in excess of par                                             3,699,944
 Accumulated deficit                                                 (3,856,947)
                                                                    -----------
     Total stockholders' deficit                                       (141,087)
                                                                    -----------

Total liabilities and stockholders' deficit                         $      --
                                                                    ===========

                       See notes to financial statements.


                                                      VIZARIO, INC.
                                            Statements of Operations (Unaudited)


                                                   Three Months Ended                      Six Months Ended
                                                       June 30,                                June 30,
                                           --------------------------------        --------------------------------
                                               2004                2003                2004                2003
                                           ------------        ------------        -------------       ------------

General and administrative expenses        $        425        $     36,117        $       3,538       $     91,539
Gain on settlement of debt                                           (9,150)                                 (9,150)
                                           ------------        ------------        -------------       ------------

Net loss applicable to common
 stockholders                              $       (425)       $    (26,967)       $      (3,538)      $    (82,389)
                                           ============        ============        =============       ============

Basic and diluted net loss per
 common share                              $         **        $         **        $          **       $         **
                                           ============        ============        =============       ============

Weighted average number of
 common shares outstanding                   15,915,900          14,031,923           15,915,900         12,421,250
                                           ============        ============        =============       ============


** Less than $(.01) per share.

                                             See notes to financial statements.



                                        VIZARIO, INC.
                            Statements of Cash Flows (Unaudited)


                                                             Six Months Ended
                                                                 June 30,
                                                       ----------------------------
                                                         2004                2003
                                                       ---------          ---------

Cash flows from operating activities:
 Net loss                                              $  (3,538)         $ (82,389)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Gain on settlement of debt                                                  9,150
  Changes in assets and liabilities:
  Decrease in accrued expenses                                              (27,868)
  Decrease in payable to ImaginOn, Inc.                                     (10,000)
  Increase in due to officer/stockholder                   3,538             65,912
                                                       ---------          ---------
       Net cash used in operating activities                --              (45,195)
                                                       ---------          ---------

Cash flows from investing activities:
       Net cash used in investing activities                --                 --
                                                       ---------          ---------

Cash flows from financing activities:
 Proceeds from sale of common stock                                          50,000
                                                       ---------          ---------
       Net cash provided by financing activities            --               50,000
                                                       ---------          ---------

Net increase in cash                                        --                4,805
Cash at beginning of year
                                                       ---------          ---------
Cash at end of period                                  $    --            $   4,805
                                                       =========          =========


Supplemental disclosure of noncash investing and financing activities:

 Common stock issued upon conversion of
  accounts payable, accrued expenses and
  cancellation of outstanding warrants                                    $  51,732
                                                                          =========

 Common stock issued upon conversion of
  notes, advances and accrued expenses                                    $ 544,503
                                                                          =========

 Common stock issued upon conversion of
  Series A preferred stock, notes and
  accrued expenses                                                        $ 408,581
                                                                          =========

                       See notes to financial statements.

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

2. Related party transactions:

During the three and six-month periods ended June 30, 2004, the Company incurred corporate, administrative and accounting fees of approximately $100 and $2,800, respectively ($33,500 and $83,300 for the three and six-month periods ended June 30, 2003) for services performed by the Company's president and for expenses paid by the president on behalf of the Company. In addition, to facilitate a $50,000 issuance of common stock in 2003, proceeds were deposited into an account held by an affiliate of the president on behalf of the Company. These proceeds were utilized to pay expenses and existing liabilities of the Company. The Company has a payable to its president in the amount of $120,335 at June 30, 2004. In addition, the Company uses the office of its president for corporate and administrative purposes.

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

RESULTS OF OPERATIONS

     SECOND QUARTER 2004 - During the three and six months ended June 30, 2004, Vizario incurred a net loss of $425 and $3,538. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses, of which approximately $100 and $2,800 were related party expenses. The Company paid no rent or salaries and had no operations.

     SECOND QUARTER 2003 - During the three and six months ended June 30, 2003, Vizario incurred a net loss of $26,967 and $82,389. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses, of which approximately $33,500 and $83,350 were related party expenses. The Company paid no rent or salaries and had no operations.

LIQUIDITY and CAPITAL RESOURCES

     Vizario had no cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Vizario has accumulated a deficit of $3,856,947.

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

Item 3. CONTROLS AND PROCEDURES.

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Stephen M. Siedow, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Siedow concluded that as of June 30, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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