Form 10KSB
period 2004-12-31
VIZARIO INC
filed 2005-02-17
CIK 1097452

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2004

     [ ] TRANSITION REPORT UNDER THE SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28073

                                  VIZARIO, INC.
        (Exact name of small business issuer as specified in its charter)

                  NEVADA                                 84-0920934
      (State or other jurisdiction of                   I.R.S. Employer
       incorporation or organization)                  Identification No.)


          12373 E. Cornell Avenue
          Aurora, Colorado 80014                           (303) 478-4442
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

================================================================================

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Description of Business.........................................      3

Item 2.  Description of Property.........................................     12

Item 3.  Legal Proceedings...............................................     12

Item 4.  Submission of Matters to a Vote of Security Holders.............     12

                                     PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters ....................................     12

Item 6.  Management's Discussion and Analysis or Plan of Operation.......     15

Item 7.  Financial Statements............................................     17

Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure..........................     17

Item 8A. Controls and Procedures.........................................     17

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...............     17

Item 10. Executive Compensation..........................................     21

Item 11. Security Ownership of Certain Beneficial Owners and Management..     23

Item 12. Certain Relationships and Related Transactions..................     24

Item 13. Exhibits and Reports on Form 8-K................................     25

Item 14. Principal Accountant Fees and Services..........................     25

         Financial Statements ...........................................    F-1

         Signatures......................................................     27

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

     In January and February of 2003, the Company sold 400,000 shares of common stock for $50,000 or $.125 per share. In April and May holders of $524,500 of the $669,500 of outstanding notes and advances payable at December 31, 2002 converted their outstanding balances, along with accrued interest of $20,003 into 4,196,000 shares of common stock. In April 2002, the Series A preferred shareholder converted $50,000 of Series A preferred stock into 989,509 shares of common stock. This preferred shareholder also held a $145,000, 8% convertible promissory note. In 2003, the $203,000 of Series A preferred stock, the promissory note, and accrued dividends, penalties and interest of $60,581 were converted into 215,923 shares of common stock plus a warrant to purchase 1,500,000 shares of common stock at $.001 per share. The warrant that the preferred shareholder previously held for 1,000,000 shares of common stock was modified to reflect an exercise price of $.001 per share. Both of these warrants are identical in terms and features. The warrants limit the holders to a 9.99% beneficial ownership of the Company's outstanding common stock and are exercisable until April 10, 2007.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote or for the written consent of security shareholders for the year ended December 31, 2004, and no meeting of shareholders was held.

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

                                       High                  Low
                                    Sales Price            Sales Price
                                    -----------            -----------
       2004
       ----
     Fourth Quarter                     N/A                   N/A
     Third Quarter                      N/A                   N/A
     Second Quarter                     N/A                   N/A
     First Quarter                      N/A                   N/A

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

     The shares discussed above were issued without registration under the Act and thus constitute "restricted securities" as defined in Rule 144(a) under the Act. All certificates issued representing these shares contained a customary form of investment legend, and the shares may not be sold, pledged, hypothecated or otherwise transferred unless first registered under the Securities Act or pursuant to an available exemption from such registration requirements. A stop transfer order as to such shares has been entered into our stock books. We relied upon Section 4(2) of the Securities Act of 1933 for the offer and sales to these entities and persons. We believe that Section 4(2) was available because the offers and sales were transactions not involving any public offering. These transactions involved the issuance of securities to entities or persons having a pre-existing relationship with Vizario and who were well familiar with Vizario and its operations. We did not utilize brokers in connection with the transaction(s) and did not pay commissions or any form of compensation to any person for soliciting the offers and sales. Each of these individuals represented to us that they were acquiring the shares for investment purposes, without any intent of making a redistribution of them, and that they had access to the same kind and quality of information concerning us as would be contained in a registration statement filed under the Securities Act.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth, as of the year ended December 31, 2004, certain information with respect to Vizario's compensation plans and individual compensation arrangements to which Vizario is a party, if any, under which any equity securities of Vizario are authorized for issuance.



                                               Number of securities    Weighted average    Number ofsecurities
                                                to be issued upon      exercise price of    remaining available
                                                   exercise of           outstanding       for future issuance
                                               outstanding options,    options, warrants       under equity
   Plan category                               warrants and rights        and rights        compensation plans
---------------------------------------------------------------------------------------------------------------
                                                      (a)                    (b)                  (c)
---------------------------------------------------------------------------------------------------------------
   Equity compensation plans approved by
   security holders

   1997 EMPLOYEE STOCK COMPENSATION PLAN               -0-                   N/A                  23,900

   1997 COMPENSATORY STOCK OPTION PLAN                 -0-                   N/A                 830,000
---------------------------------------------------------------------------------------------------------------
   Equity compensation plans not approved
   by security holders

   NONE                                                N/A                   N/A                    N/A
---------------------------------------------------------------------------------------------------------------
   Total                                               -0-                                       853,900
---------------------------------------------------------------------------------------------------------------


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

     Comparison of 2004 to 2003

     For the year ended December 31, 2004, Vizario had no revenues and incurred a net loss of $10,083, as compared to a net loss of $148,773 in 2003. Vizario has not had any operations since June of 2002. General and administrative expenses in 2004 related to accounting and legal fees, miscellaneous filing fees, transfer agent fees and other miscellaneous expenses, all of which were related party expenses. General and administrative expenses in 2003 related to accounting and legal fees, expenses related to the wind down of the Company's prior operations, miscellaneous filing fees, transfer agent fees and other miscellaneous expenses, of which $131,928 were related party expenses.

LIQUIDITY and CAPITAL RESOURCES

     Vizario had no cash on hand at December 31, 2004 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, Vizario has accumulated a deficit of $3,863,492. Vizario has accrued expenses totaling $143,460 of which $137,210 are owed to its officer and director for costs paid on behalf of the Company and $6,250 are owed to trade vendors.

     Vizario has no commitment for any capital expenditure and foresees none. However, Vizario will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Vizario's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), are not expected to exceed $15,000 in the fiscal year ending December 31, 2005. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

Item 8A. CONTROLS AND PROCEDURES.

     Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out by Stephen M. Siedow, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities

Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Siedow concluded that as of December 31, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Item 10. EXECUTIVE COMPENSATION.

CASH and OTHER COMPENSATION

     For the years ended December 31, 2004 and 2003 and through the date of this report, Vizario has not paid any executive officer or director any cash or cash equivalent compensation. Vizario has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. Vizario will undoubtedly pay compensation to officers and other employees should it succeed in acquiring a business and funds exist for compensation.

COMPENSATION PURSUANT to PLANS

     For the years ended December 31, 2004 and 2003 and through the date of this report, no director or executive officer has received compensation from Vizario pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of Vizario, although Vizario anticipates that it will compensate its officers and directors for services to Vizario with stock or options to purchase stock, in lieu of cash.

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

COMPENSATION of DIRECTORS and EXECUTIVE OFFICERS

     The following table sets forth information concerning the compensation of Vizario's Chairman of the Board, Chief Executive Officer and its other most highly compensated executive officers for the fiscal years ended December 31, 2004, 2003 and 2002. Such officers are sometimes collectively referred to below as the "Named Officers."


                                                  SUMMARY COMPENSATION TABLE

                                                                   Long-Term Compensation
                                                                   ----------------------
                                   Annual Compensation                    Awards               Payouts
                        ------------------------------------      ------------------------     -------
       (a)               (b)         (c)       (d)       (e)         (f)           (g)          (h)          (i)
                                                                                Securities                   All
  Name and                                                        Restricted    Underlying      ($)         Other
  Principal                          ($)       ($)       ($)         Stock        Options       LTIP        Compen-
  Position              Year       Salary     Bonus     Other      Awards($)     & SARs(#)     Payouts     sation($)
-------------------     ----       ------     -----     -----      ---------     ---------     -------     ---------
Stephen M. Siedow *     2004      $  -0-      None      None        None           None          None         None
 Chairman, CEO,         2003      $  -0-      None      None        None           None          None         None
 President and CFO

James A. Newcomb *
 Director, CEO,         2003      $  -0-      None      None        None           None          None         None
 President and CFO      2002      $  -0- **   None      None        None           None          None         None

David M. Schwartz *
 Chairman and Chief     2003      $  -0-      None      None        None           None          None         None
 Technology Officer     2002      $  -0- **   None      None        None           None          None         None

     * On March 11, 2003 Mssrs. Schwartz and Newcomb resigned as Directors and Officers of Vizario and Mr. Siedow became the Sole Director, CEO,
          President and Chief Financial Officer of Vizario.

     ** Represents the portion of the executive's salary allocated from Imaginon, Inc. (former parent) in addition to consulting fees paid by Vizario.




     None of the Named Officers received any form of non-cash compensation from the Company in the fiscal years ended December 31, 2004, 2003 or 2002, nor currently receives any such compensation. The Company may, once it is operational, implement employee benefits that will be generally available to all its employees and its subsidiary employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan.


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

                      Shares Acquired                             Exercisable/         Exercisable/
   Name                 on Exercise         Value Realized($)     Unexercisable        Unexercisable
   ----                 -----------         -----------------     -------------        -------------

Stephen M. Siedow          None                   N/A                  N/A                  N/A

     None of the Named Officers exercised any options or SARs during the fiscal year ended December 31, 2004.

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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 2004 and 2003, Vizario incurred corporate, administrative and accounting fees of $10,083 and $131,928 for services performed by the Company's president and for expenses paid by the president on behalf of Vizario. In addition, to facilitate a $50,000 issuance of common stock in 2003, proceeds were deposited into an account held by an affiliate of the president on behalf of the Company. These proceeds were utilized to pay expenses and existing liabilities of the Company. Vizario has a payable to its president in the amount of $137,210 and $116,797 at December 31, 2004 and 2003, respectively. At the present time, the Company does not require any office space, and since March 2003, Vizario uses the office of its president for corporate and administrative purposes.

     No officer, director or employee of Vizario received a salary of $60,000 or more in 2004 or 2003. There were no transactions, or series of transactions, for the years ended December 31, 2004 or 2003, nor are there any currently proposed transactions, or series of transactions, to which Vizario is (or Vizario was) a party, in which the amount exceeds $60,000, and in which to the knowledge of Vizario any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

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

3.1      Articles of Incorporation of Gallagher Resesarch
         Corporation as filed with the Nevada Secretary
         of State on April 4, 1999 ......................................      2

3.2      Certificate of Amendment as filed with the Nevada
          Secretary of State on May 25, 2001, changing the name
         of Gallagher Research Corporation to Vizario, Inc. .............      3

3.3      Bylaws of Vizario ..............................................      2

4.1      Specimen common stock certificate ..............................      2

10.1     1997 Compensatory Stock Option Plan ............................      2

10.2     1997 Employee Stock Compensation Plan ..........................      2

14       Code of Ethics .................................................      1

31       Certification of the Chief Executive Officer, President and
         Chief Financial Officer filed pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002 .....................................      1

32       Certification of the Chief Executive Officer, President and
         Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to Section 906 of the Sarbanes-Oxley
         Act of 2002......................................................     1

         1        Filed herewith as an exhibit.

         2 Incorporated by reference to Registration Statement on Form 10SB-12G, filed on November 12, 1999, SEC File No. 000-28073.

         3 Incorporated by reference to Form 8-K filed on June 5, 2001, SEC File No. 000-28073.

     (b) Reports on Form 8-K. None were filed by Vizario during the year ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $7,000 and $6,000, respectively.

AUDIT RELATED FEES

     None

TAX FEES

     None

ALL OTHER FEES

     None

PRE-APPROVAL POLICIES AND PROCEDURES

     On May 6, 2004 Vizario's board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for Vizario by its independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized Vizario's independent auditors to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2004 and the quarterly reviews for the subsequent fiscal quarters of 2005 through the review for the quarter ended September 30, 2005 at which time additional pre-approvals for any additional services to be performed by Vizario's auditors would be sought from the Board. Vizario's board of directors also appointed and authorized Stephen M. Siedow to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for Vizario by our independent auditors, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

INDEX TO FINANCIAL STATEMENTS.

     Report of Independent Registered Public Accounting Firm ............... F-1

     Balance Sheet as of December 31, 2004 ................................. F-2

     Statements of Operations for the years ended December 31, 2004 and 2003 ............................................................. F-3

     Statements of Changes in Stockholders' Deficit for the years ended
      December 31, 2004 and 2003............................................ F-4

     Statements of Cash Flows for years ended December 31, 2004 and 2003.... F-5

     Notes to Financial Statements ......................................... F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board of Directors
Vizario, Inc.

We have audited the accompanying balance sheet of Vizario, Inc. as of December 31, 2004, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vizario, Inc. as of December 31, 2004, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


GHP Horwath, P.C.


Denver, Colorado
January 24, 2005

                                 VIZARIO, INC.

                                 BALANCE SHEET

                               DECEMBER 31, 2004


                                     ASSETS

Total assets                                                        $      --
                                                                    ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accrued expenses                                                   $     6,250
 Due to officer/stockholder                                             137,210
                                                                    -----------
  Total liabilities (all current)                                       143,460
                                                                    -----------

Commitments

Stockholders' deficit:
 Preferred stock; $.001 par value; authorized -
  5,000,000 shares; issued - none
 Common stock; $.001 par value; authorized -
  50,000,000 shares;  issued and outstanding -
  15,949,272 shares                                                      15,949
 Capital in excess of par                                             3,704,083
 Accumulated deficit                                                 (3,863,492)
                                                                    -----------
   Total stockholders' deficit                                         (143,460)
                                                                    -----------

Total liabilities and stockholders' deficit                         $      --
                                                                    ===========

                       See notes to financial statements.

                                  VIZARIO, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                        2004            2003
                                                   ------------    ------------

General and administrative expenses                $     10,083    $    157,923
Gain on settlement of debt                                               (9,150)
                                                   ------------    ------------

Net loss applicable to common stockholders         $    (10,083)   $   (148,773)
                                                   ============    ============

Basic and diluted net loss per common share        $         **    $      (0.01)
                                                   ============    ============

Weighted average number of common
 shares outstanding                                  15,915,991      14,681,718
                                                   ============    ============


** Less than $(.01) per share.

                       See notes to financial statements.



                                                          VIZARIO, INC.

                                        STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                            YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                   Capital                            Total
                                                       Common Stock               in excess      Accumulated      stockholders'
                                                  Shares          Amount            of par         deficit          deficit
                                                ----------      -----------      -----------     -----------      -----------

Balances, January 1, 2003                       10,792,681      $    10,793      $ 2,624,853     $(3,704,636)     $(1,068,990)

Common stock issued for cash                       400,000              400           49,600                           50,000

Common stock issued upon conversion of
 accounts payable, accrued expenses and
 cancellation of outstanding warrants              311,296              311           76,819                           77,130

Common stock issued upon conversion of
 notes, advances and accrued expenses            4,196,000            4,196          540,307                          544,503

Common stock issued upon conversion of
 Series A preferred stock, notes and
 accrued expenses                                  215,923              216          408,365                          408,581

Net loss                                                                                            (148,773)        (148,773)

                                               -----------      -----------      -----------     -----------      -----------
Balances, December 31, 2003                     15,915,900           15,916        3,699,944      (3,853,409)        (137,549)

Common stock issued upon conversion
 of accrued expenses                                33,372               33            4,139                            4,172

Net loss                                                                                             (10,083)         (10,083)
                                               -----------      -----------      -----------     -----------      -----------
Balances, December 31, 2004                     15,949,272      $    15,949      $ 3,704,083     $(3,863,492)     $  (143,460)
                                               ===========      ===========      ===========     ===========      ===========

                                                  See notes to financial statements.



                                     VIZARIO, INC.

                               STATEMENTS OF CASH FLOWS

                        YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                          2004             2003
                                                       ---------        ---------

Cash flows from operating activities:
 Net loss                                              $ (10,083)       $(148,773)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Gain on settlement of debt                                                9,150
  Changes in operating assets and liabilities:
  Decrease in accrued expenses                           (10,330)         (17,174)
  Decrease in payable to ImaginOn, Inc.                                   (10,000)
  Increase in due to officer/stockholder                  20,413          116,797
                                                       ---------        ---------
    Net cash used in operating activities                   --            (50,000)
                                                       ---------        ---------

Cash flows from investing activities:
    Net cash used in investing activities                   --               --
                                                       ---------        ---------

Cash flows from financing activities:
 Proceeds form sale of common stock                         --             50,000
                                                       ---------        ---------
    Net cash provided by financing activities               --             50,000
                                                       ---------        ---------

Net decrease in cash                                        --               --
Cash, beginning and end of year                        $    --          $    --
                                                       =========        =========


Supplemental disclosure of non-cash investing and financing activities:

Common stock issued upon conversion
 of accounts payable, accrued expenses and
 cancellation of outstanding warrants                  $   4,172        $  77,130
                                                       =========        =========

Common stock issued upon conversion of
 notes, advances and accrued expenses                                   $ 544,503
                                                                        =========

Common stock issued upon conversion of
 Series A preferred stock, notes and
 accrued expenses                                                       $ 408,581
                                                                        =========

                         See notes to financial statements.

                                        F-5

                                  VIZARIO, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


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

   Management's plans:

   The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of $3,863,492 as of December 31, 2004. The Company is a shell entity with no assets or operations.

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

   Comprehensive income:

   Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income (loss). During the years ended December 31, 2004 and 2003, the Company did not have any components of comprehensive income (loss) to report.

                                  VIZARIO, INC.

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


2. Significant accounting policies (continued):

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

   Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. Outstanding warrants to purchase 2,500,000 shares are not considered in the calculations for the periods ended December 31, 2004 and 2003, as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

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

   During the years ended December 31, 2004 and 2003, there were no stock options granted or outstanding.

   Fair value of financial instruments:

   The fair value of the liability due to officer/stockholder is not practicable to estimate, based upon the related party nature of the underlying transactions.

                                  VIZARIO, INC.

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


2. Significant Accounting Policies (continued):

   Recently issued accounting pronouncements:

   In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at December 31, 2004. Therefore, the initial adoption of this standard is not expected to have an impact on the Company's financial position and results of operations.

3. Related party transactions:

   During 2004 and 2003, the Company incurred corporate, administrative and accounting fees of $10,083 and $131,928 for services performed by the Company's president and for expenses paid by the president on behalf of the Company. In addition, to facilitate a $50,000 issuance of common stock in 2003 (Note 5), proceeds were deposited into an account held by an affiliate of the president on behalf of the Company. These proceeds were utilized to pay expenses and existing liabilities of the Company. The Company has a payable to its president in the amount of $137,210 at December 31, 2004. At the present time, the Company does not require any office space, and since March 2003, the Company uses the office of its president for corporate and administrative purposes.

4. Income taxes:

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

   The Company incurred no income taxes for the years ended December 31, 2004 and 2003. The expected income tax benefit for the years ended December 31, 2004 and 2003 is approximately $1,500 and $22,000, respectively. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

   Net operating loss carryforwards of approximately $160,000 at December 31, 2004 are available to offset future taxable income, if any, and expire in 2024. This results in a net deferred tax asset of approximately $24,000 at December 31, 2004. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

                                  VIZARIO, INC.

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


5. Stockholders' deficit:

   Common stock:

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

   In 2004, accrued expenses of $5,172 were settled for cash of $1,000 and 33,372 shares of common stock.

   Employee stock compensation plans:

   The Company has adopted the 1997 Employee Stock Compensation Plan (the "ESC Plan") and the 1997 Compensatory Stock Option Plan (the "CSO Plan") for its employees, officers, directors and advisors. The Company has reserved a maximum of 1,500,000 shares of common stock to be issued under the ESC Plan and 1,000,000 shares of common stock to be issued upon exercise of options granted under the CSO Plan. No options are outstanding at December 31, 2004.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: February 15, 2005

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


        Name                         Title                            Date
        ----                         -----                            ----

/s/ Stephen M. Siedow
----------------------      Sole Director, Chief Executive     February 15, 2005
    Stephen M. Siedow       Officer, President and Chief
                            Financial Officer