Form 10QSB
period 2005-03-31
VIZARIO INC
filed 2005-05-16
CIK 1097452

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

       [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE  EXCHANGE ACT

                         COMMISSION FILE NUMBER 0-28073


                                  VIZARIO, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               NEVADA                                   84-0920934
      ------------------------------                -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)


                             12373 E. Cornell Avenue
                             Aurora, Colorado 80014
                     --------------------------------------
                    (Address of principal executive offices)

                                 (303) 478-4442
                            -------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes    X      No
            -----       -----

The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2005 are as follows:

          Class of Securities                         Shares Outstanding
          -------------------                         ------------------

     Common Stock, $.001 par value                        40,949,272

Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                                -----    -----

================================================================================

                                TABLE OF CONTENTS


         PART I.        FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Balance Sheet (Unaudited) as of March 31, 2005 ................  3

         Statements of Operations (Unaudited) for the three months
           ended March 31, 2005 and 2004 ...............................  4

         Statements of Cash Flows (Unaudited) for the three months
           ended March 31, 2005 and 2004 ...............................  5

         Notes to Financial Statements (Unaudited) .....................  6

Item 2.  Management's Discussion and Analysis or Plan of Operation .....  7

Item 3.  Controls and Procedures ....................................... 10

         PART II.       OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ... 10

Item 4.  Submission of Matters to a Vote of Security Holders............ 11

Item 6.  Exhibits and Reports on Form 8-K .............................. 11

         Signatures..................................................... 11

                                  VIZARIO, INC.
                            Balance Sheet (Unaudited)
                                 March 31, 2005



                                     ASSETS


Current assets:
    Cash                                                            $     6,036
                                                                    -----------

Total assets                                                        $     6,036
                                                                    ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
    Accrued expenses                                                $     1,250
    Due to an officer/stockholder                                       150,873
                                                                    -----------
        Total liabilities (all current)                                 152,123
                                                                    -----------

Stockholders' deficit:
    Preferred stock; $.001 par value; authorized -
       5,000,000 shares; issued - none
    Common stock; $.001 par value; authorized -
       50,000,000 shares; issued and outstanding -
       40,949,272 shares                                                 40,949
    Capital in excess of par                                          3,729,083
    Accumulated deficit                                              (3,916,119)
                                                                    -----------
        Total stockholders' deficit                                    (146,087)
                                                                    -----------

Total liabilities and stockholders' deficit                         $     6,036
                                                                    ===========

                       See notes to financial statements.


                                        VIZARIO, INC.
                          Statements of Operations (Unaudited)



                                                             Three Months Ended
                                                                 March 31,
                                                      -----------------------------
                                                           2005             2004
                                                      -------------    ------------
General and administrative expenses                    $     52,627    $      3,113
                                                       ------------    ------------

Net loss applicable to common stockholders             $    (52,627)   $     (3,113)
                                                       ============    ============

Basic and diluted net loss per common share            $       **      $      **
                                                       ============    ============

Weighted average number of common shares outstanding     18,171,495      15,915,900
                                                       ============    ============


** Less than $(.01) per share.

                           See notes to financial statements.



                                  VIZARIO, INC.
                      Statements of Cash Flows (Unaudited)



                                                                    Three Months Ended
                                                                         March 31,
                                                                 ------------------------
                                                                   2005            2004
                                                                 --------        --------

Cash flows from operating activities:
    Net loss                                                     $(52,627)       $ (3,113)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
       Common stock issued for services                            20,000            --
       Changes in operating assets and liabilities:
         Decrease in accrued expenses                              (5,000)           --
         Increase in amounts due to an officer/stockholder         13,663           3,113
                                                                 --------        --------
         Net cash used in operating activities                    (23,964)           --
                                                                 --------        --------

Cash flows from investing activities:
         Net cash used in investing activities                       --              --
                                                                 --------        --------

Cash flows from financing activities:
    Proceeds from sale of common stock                             30,000            --
                                                                 --------        --------
         Net cash provided by financing activities                 30,000            --
                                                                 --------        --------

Net increase in cash                                                6,036            --
Cash at beginning of year                                            --              --
                                                                 --------        --------
Cash at end of period                                            $  6,036        $   --
                                                                 ========        ========


Supplemental disclosure of non-cash investing and financing activities:

Common stock issued for services                                 $ 20,000
                                                                 ========

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

2. Related party transactions:

On March 23, 2005, Vizario issued 25,000,000 shares of its common stock to the president of the Company, in exchange for $30,000 cash and services valued at $20,000. During the three-month periods ended March 31, 2005 and 2004, the Company incurred corporate, administrative and accounting fees of approximately $41,600 and $2,700, respectively, for services performed by the Company's president. The Company has a payable to its president in the amount of $150,873 at March 31, 2005. In addition, the Company uses the office of its president for corporate and administrative purposes.

3. Subsequent event:

An Information Statement was mailed to the Company's shareholders on April 15, 2005. The Information Statement was furnished to the holders of Vizario's common stock on behalf of the Company in connection with a proposed amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 500,000,000. This amendment has already been approved by the written consent of persons holding 25,420,000 shares, which is a majority of the 40,949,272 outstanding shares.

                           FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements and information relating to Vizario, Inc. ("Vizario" or "Company") that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Vizario or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Vizario concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; a general lack of interest for any reason in going public by means of transactions involving public blank check companies; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that Vizario has limited assets, and that for Vizario to succeed requires that it either originate a successful business (for which it lacks the funds) or acquire a successful business. Vizario's realization of its business aims as stated herein will depend in the near future principally on the successful completion of its acquisition of a business, as discussed below.

Item 2. Management's Discussion and Analysis or Plan of Operation.

     BACKGROUND. Vizario, Inc., a Nevada corporation, is the successor to Gallagher Research Corporation ("GRC"). GRC was incorporated on April 2, 1999, for the purpose of entering into a merger with and reincorporating its predecessor, Gallagher Research and Development Company ("GRDC"), a Colorado corporation organized on July 27, 1983. GRDC was an independent oil and gas service firm that provided geological, geophysical and geochemical services in North America and internationally.

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

     In March 2005, Vizario issued 25,000,000 shares of its common stock to Stephen M. Siedow, President of the Company, in exchange for $30,000 cash and services valued at $20,000. Mr. Siedow has informed the Company that he will not sell these shares in the public markets until they have been registered for resale under the Securities Act of 1933, as amended (the "Act") or otherwise in compliance with applicable law.

     Vizario has outstanding 40,949,272 shares of common stock and warrants to purchase 2,500,000 shares of the Company's common stock at $.001 per share. The warrants limit the holders to a 9.99% beneficial ownership of the Company's outstanding common stock and are exercisable until April 10, 2007.

     Vizario owns no real estate and has no full time employees. Vizario has not had any operations since June 2002 and will not have any operations of its own unless and until it engages in one or more of the activities described below. Vizario is a "blank check" company which intends to enter into a business combination with one or more as yet unidentified privately held businesses.

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

RESULTS OF OPERATIONS

     FIRST QUARTER 2005 - During the quarter ended March 31, 2005, Vizario incurred a net loss of $52,627. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses, of which approximately $41,600 were related party expenses. The Company paid no rent or salaries and had no operations.

     FIRST QUARTER 2004 - During the quarter ended March 31, 2004, Vizario incurred a net loss of $3,113. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses, of which approximately $2,700 were related party expenses. The Company paid no rent or salaries and had no operations.

LIQUIDITY and CAPITAL RESOURCES

     Vizario had $6,036 of cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Vizario has accumulated a deficit of $3,916,119.

     Vizario has no commitment for any capital expenditure and foresees none. However, Vizario will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Vizario's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), and are not expected to exceed $60,000 in the fiscal year ending December 31, 2005. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

     Vizario's current management has agreed to continue rendering services to Vizario and to not demand payment of sums owed unless and until Vizario completes an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of Vizario's debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to Vizario by its president without charge.

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

     Should existing management or shareholders refuse to advance needed funds, Vizario would be forced to turn to outside parties to either loan money to Vizario or buy Vizario securities. There is no assurance whatever that Vizario will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to Vizario, including among others:

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

Item 3. Controls and Procedures.

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Stephen M. Siedow, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Siedow concluded that as of March 31, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

     There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On March 23, 2005, Vizario issued 25,000,000 shares of its common stock to Stephen M. Siedow, President of the Company, in exchange for $30,000 cash and services valued at $20,000.

     The shares discussed above were issued without registration under the Act and thus constitute "restricted securities" as defined in Rule 144(a) under the Act. All certificates issued representing these shares contained a customary form of investment legend, and the shares may not be sold, pledged, hypothecated or otherwise transferred unless first registered under the Securities Act or pursuant to an available exemption from such registration requirements. A stop transfer order as to such shares has been entered into our stock books. The Company relied upon Section 4(2) of the Securities Act of 1933 for the offer and sales to these entities and persons. The Company believes that Section 4(2) was available because the offers and sales were transactions not involving any public offering. These transactions involved the issuance of securities to entities or persons having a pre-existing relationship with Vizario and who were well familiar with Vizario and its operations. The Company did not utilize brokers in connection with the transaction(s) and did not pay commissions or any form of compensation to any person for soliciting the offers and sales. Each of these individuals represented to Vizario that they were acquiring the shares for investment purposes, without any intent of making a redistribution of them, and that they had access to the same kind and quality of information concerning Vizario as would be contained in a registration statement filed under the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders.

     An Information Statement was mailed to Vizario's shareholders on April 15, 2005. The Information Statement was furnished to the holders of Vizario's common stock on behalf of the Company in connection with a proposed amendment to Vizario's Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 500,000,000. This amendment has already been approved by the written consent of persons holding 25,420,000 shares, which is a majority of the 40,949,272 outstanding shares.

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


DATE:  May 10, 2005


                                  VIZARIO, INC.

                            By: /s/ Stephen M. Siedow
                                ------------------------------------------------
                                    Stephen M. Siedow, Chief Executive Officer,
                                    President and Chief Financial Officer