Form 10QSB
period 2005-06-30
VIZARIO INC
filed 2005-08-02
CIK 1097452

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

                         COMMISSION FILE NUMBER 0-28073


                                  VIZARIO, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             NEVADA                                               84-0920934
 ------------------------------                               -----------------
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

The number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2005 are as follows:

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

                                TABLE OF CONTENTS


            PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Balance Sheet (Unaudited) as of June 30, 2005 ................     3

            Statements of Operations (Unaudited) for the three and six
                months ended June 30, 2005 and 2004 ......................     4

            Statements of Cash Flows (Unaudited) for the three and six
                months ended June 30, 2005 and 2004 ......................     5

            Notes to Financial Statements (Unaudited).....................     6

Item 2.     Management's Discussion and Analysis or Plan of Operation ....     7

Item 3.     Controls and Procedures ......................................    10

            PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders...........    10

Item 6.     Exhibits and Reports on Form 8-K .............................    10

            Signatures....................................................    11

                                  VIZARIO, INC.
                            Balance Sheet (Unaudited)
                                  June 30, 2005



                                     ASSETS


Current assets:
   Cash                                                             $     3,424
                                                                    -----------

Total assets                                                        $     3,424
                                                                    ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
   Accrued expenses                                                 $     1,250
   Due to an officer/stockholder                                        157,623
                                                                    -----------
        Total liabilities (all current)                                 158,873
                                                                    -----------

Stockholders' deficit:
   Preferred stock; $.001 par value; authorized -
     5,000,000 shares; issued - none
   Common stock; $.001 par value; authorized -
     500,000,000 shares; issued and outstanding -
     40,949,272 shares                                                   40,949
   Capital in excess of par                                           3,729,083
   Accumulated deficit                                               (3,925,481)
                                                                    -----------
        Total stockholders' deficit                                    (155,449)
                                                                    -----------

Total liabilities and stockholders' deficit                         $     3,424
                                                                    ===========


                       See notes to financial statements.



                                         VIZARIO, INC.
                             Statements of Operations (Unaudited)



                                           Three Months Ended           Six Months Ended
                                                June 30,                    June 30,
                                        -------------------------   -------------------------
                                           2005          2004          2005          2004
                                        -----------   -----------   -----------   -----------
General and administrative expenses     $     9,362   $       425   $    61,989   $     3,538
                                        -----------   -----------   -----------   -----------

Net loss applicable to common
    stockholders                        $    (9,362)  $      (425)  $   (61,989)  $    (3,538)
                                        ===========   ===========   ===========   ===========

Basic and diluted net loss per
    common share                        $        **   $        **   $        **   $        **
                                        ===========   ===========   ===========   ===========

Weighted average number of
    common shares outstanding            40,949,272    15,915,900    29,623,305    15,915,900
                                        ===========   ===========   ===========   ===========


** Less than $(.01) per share.


                              See notes to financial statements.

                                               4



                                    VIZARIO, INC.
                        Statements of Cash Flows (Unaudited)



                                                                 Six Months Ended
                                                                     June 30,
                                                               --------------------
                                                                 2005        2004
                                                               --------    --------
Cash flows from operating activities:
   Net loss                                                    $(61,989)   $ (3,538)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Common stock issued for services                            20,000        --
     Changes in operating assets and liabilities:
        Decrease in accrued expenses                             (5,000)       --
        Increase in amounts due to an officer/stockholder        20,413       3,538
                                                               --------    --------
        Net cash used in operating activities                   (26,576)       --
                                                               --------    --------

Cash flows from investing activities:
        Net cash used in investing activities                      --          --
                                                               --------    --------

Cash flows from financing activities:
   Proceeds from sale of common stock                            30,000        --
                                                               --------    --------
        Net cash provided by financing activities                30,000        --
                                                               --------    --------

Net increase in cash                                              3,424        --
Cash at beginning of year                                          --          --
                                                               --------    --------
Cash at end of period                                          $  3,424    $   --
                                                               ========    ========

Supplemental disclosure of noncash investing and financing activities:

Common stock issued for services                               $ 20,000
                                                               ========


                       See notes to financial statements.

                                       5

                                  VIZARIO, INC.
                    Notes to Financial Statements (Unaudited)


1.  Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

2.  Related party transactions

On March 23, 2005, Vizario issued 25,000,000 shares of its common stock to the president of the Company in exchange for $30,000 cash and services valued at $20,000. During the three and six-month periods ended June 30, 2005, the Company incurred corporate, administrative and accounting fees of approximately $6,800 and $48,400, respectively, ($100 and $2,800 for the three and six-month periods ended June 30, 2004) for services performed by the Company's president and for expenses paid by the president on behalf of the Company. The Company has a payable to its president in the amount of $157,623 at June 30, 2005. In addition, the Company uses the office of its president for corporate and administrative purposes.

3.  Stockholders' deficit

An Information Statement was mailed to the Company's shareholders on April 15, 2005. The Information Statement was furnished to the holders of Vizario's common stock on behalf of the Company in connection with a proposed amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 500,000,000. This amendment was approved by the written consent of persons holding 25,420,000 shares, which is a majority of the 40,949,272 outstanding shares.

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

RESULTS OF OPERATIONS

     SECOND QUARTER 2005 - During the three and six months ended June 30, 2005, Vizario incurred a net loss of $9,362 and $61,989. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses, of which approximately $6,800 and $48,400 were related party expenses. The Company paid no rent or salaries and had no operations.

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

LIQUIDITY and CAPITAL RESOURCES

     Vizario had $3,424 of cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Vizario has accumulated a deficit of $3,925,481.

     Vizario has no commitment for any capital expenditure and foresees none. However, Vizario will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Vizario's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), and are not expected to exceed $80,000 in the fiscal year ending December 31, 2005. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

     Vizario will only be able to pay its future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, Vizario is unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. Vizario believes that management members or shareholders will loan funds to Vizario as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to Vizario, however, and it is not certain they will always want or be financially able to do so. Vizario shareholders and management members who advance money to Vizario to cover operating expenses will expect to be reimbursed, either by Vizario or by the company acquired, prior to or at the time of completing a combination. Vizario has no intention of borrowing money to reimburse or pay salaries to any Vizario officer, director or shareholder or their affiliates. There currently are no plans to sell additional securities of Vizario to raise capital, although sales of securities may be necessary to obtain needed funds. Vizario's current management has agreed to continue its services to Vizario and to accrue sums owed for services and expenses and expect payment.

     Should existing management or shareholders refuse to advance needed funds, however, Vizario would be forced to turn to outside parties to either loan money to Vizario or buy Vizario securities. There is no assurance what so ever that Vizario will be able to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to Vizario, including among others:

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

Item 3.   CONTROLS AND PROCEDURES.

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Stephen M. Siedow, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Siedow concluded that as of June 30, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

     An Information Statement was mailed to Vizario's shareholders on April 15, 2005. The Information Statement was furnished to the holders of Vizario's common stock on behalf of the Company in connection with a proposed amendment to Vizario's Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 500,000,000. This amendment was approved by the written consent of persons holding 25,420,000 shares, which is a majority of the 40,949,272 outstanding shares.

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


DATE:  July 25, 2005


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