Form 10QSB
period 2005-09-30
VIZARIO INC
filed 2005-11-21
CIK 1097452

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

    [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005

    [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE  EXCHANGE ACT

                         COMMISSION FILE NUMBER 0-28073


                                 VIZARIO, INC.
       (Exact name of small business issuer as specified in its charter)

      NEVADA                                                84-0920934
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


                FLAT C, 13F ON LYEN BUILDING, 9 KIMBERLEY STREET
                               KOWLOON, HONG KONG
                    (Address of principal executive offices)

                                 8620-8487-3201
                          (Issuer's telephone number)

                            12373 E. CORNELL AVENUE
                             AURORA, COLORADO 80014
                 (Former address, if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity: Common stock, $.001 par value, 197,615,938 shares outstanding at October 31, 2005.

Transitional Small Business Disclosure Format (check one). Yes [ ] No [ X ]


===============================================================================

                                                  TABLE OF CONTENTS


         PART I.        FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         BALANCE SHEET (UNAUDITED) as of September 30, 2005 .................3

         STATEMENTS OF OPERATIONS (UNAUDITED) for the three and nine months ended September 30, 2005 and 2004 .........................4

         STATEMENTS OF CASH FLOWS (UNAUDITED) for the nine months
           ended September 30, 2005 and 2004 ................................5

         NOTES TO FINANCIAL STATEMENTS (UNAUDITED) ..........................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ..........7

ITEM 3.  CONTROLS AND PROCEDURES ...........................................10

         PART II.       OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .......10

ITEM 5.  OTHER INFORMATION..................................................11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..................................11

         SIGNATURES ........................................................13

                                 VIZARIO, INC.
                           BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2005


                                     ASSETS


Current assets:
  Cash                                                         $     24,389
                                                                -----------

Total assets                                                   $     24,389
                                                                ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accrued expenses                                             $        942
  Due to an officer/stockholder                                      12,675
                                                                -----------
     Total liabilities (all current)                                 13,617
                                                                -----------

Stockholders' equity:
  Preferred stock; $.001 par value; authorized -
     5,000,000 shares; issued - none
  Common stock; $.001 par value; authorized -
     500,000,000 shares; issued and outstanding -
     197,615,938 shares                                             197,616
  Capital in excess of par                                        3,802,416
  Accumulated deficit                                            (3,989,260)
                                                                -----------
     Total stockholders' equity                                      10,772
                                                                -----------


Total liabilities and stockholders' equity                     $     24,389
                                                                ===========


                       See notes to financial statements.

                                 VIZARIO, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                          Three Months Ended             Nine Months Ended
                                             September 30,                 September 30,
                                      -------------------------    --------------------------
                                          2005          2004              2005         2004
                                      ------------   ----------    ------------    ----------

General and administrative expenses   $     63,777   $    5,862    $    125,768   $    9,400
                                       -----------    ---------     -----------    ----------


Net loss applicable to common
 stockholders                         $    (63,777)   $  (5,862)       (125,768)  $   (9,400)
                                       ============   ==========    ===========    ==========

Basic and diluted net loss per
 common share                         $          **   $       **   $         **           **
                                      =============    =========    ============   ==========

Weighted average number of
 common shares outstanding             197,615,938    15,915,900    197,615,938   15,915,900
                                      ============    ==========    ===========  ===========

**  Less than $(.01) per share.


                                         See notes to financial statements.

                                 VIZARIO, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                             Nine Months Ended
                                                                September 30,
                                                            -------------------
                                                              2005          2004
                                                           ----------    ---------
Cash flows from operating activities:
  Net loss                                                $   (125,768)   $   (9,400)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Changes in operating assets and liabilities:
      Decrease in accrued expenses                              (5,308)          --
      (Decrease) increase in amounts due to
        an officer/stockholder                                (124,535)        9,400
                                                           ------------    ----------
      Net cash used in operating activities                   (255,611)           --
                                                           -----------     ----------

Cash flows from investing activities:
      Net cash used in investing activities                         --            --
                                                           -----------     ----------

Cash flows from financing activities:
  Proceeds from sale of common stock                           280,000            --
                                                           -----------     ----------
      Net cash provided by financing activities                280,000            --
                                                           -----------     ----------

Net increase in cash                                            24,389            --
Cash at beginning of year                                          --             --
                                                           -----------     ----------
Cash at end of period                                     $     24,389     $      --
                                                           ===========     ===========


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

2.  RELATED PARTY TRANSACTIONS

On March 23, 2005, Vizario issued 25,000,000 shares of its common stock to the president of the Company in exchange for $30,000 cash and services valued at $20,000. On August 10, 2005, Vizario and its president settled all claims for services and out of pocket expenses paid on behalf of the Company for $225,000. As part of the settlement, 10,000,000 of the 25,000,000 shares previously issued to the Company's president were cancelled. On August 12, 2005, the Company elected new officers and directors.

During the three and nine-month periods ended September 30, 2005, the Company incurred corporate, administrative and accounting fees of approximately $61,900 and $110,300, respectively, ($5,600 and $8,400 for the three and nine-month periods ended September 30, 2004) for services performed by the Company's president and for expenses paid by its president on behalf of the Company. The Company has a payable to its previous president in the amount of $12,675 at September 30, 2005. In addition, the Company used the office of its president for corporate and administrative purposes.

3.  STOCKHOLDERS' EQUITY

An Information Statement was mailed to the Company's shareholders on April 15, 2005. The Information Statement was furnished to the holders of Vizario's common stock on behalf of the Company in connection with a proposed amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 500,000,000. This amendment was approved by the written consent of persons holding 25,420,000 shares, which was a majority of the 40,949,272 outstanding shares.

On August 8, 2005, in a Regulation S Private Placement, Vizario issued 166,666,666 shares of its common stock to World-East Corporation Limited, a Hong Kong company, for an aggregate purchase price of $250,000. Upon the closing of this transaction, World-East Corporation Limited owns approximately 83% of Vizario's issued and outstanding capital stock. On August 12, 2005, the Company elected new officers and directors.

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

    In March 2005, Vizario issued 25,000,000 shares of its common stock to the then president of the Company, Mr. Siedow, in exchange for $30,000 cash and services valued at $20,000.

    In August 2005, Vizario entered into a Regulation S Private Placement Subscription Agreement with World-East Corporation Limited, a Hong Kong company, pursuant to which World-East purchased from Vizario 166,666,666 shares of its common stock for an aggregate purchase price of $250,000. Upon the closing of this transaction, World-East owns approximately 83% of the Company's issued and outstanding common stock.

    As part of a settlement between Vizario and Mr. Siedow, 10,000,000 of the 25,000,000 shares previously issued to Mr. Siedow in March 2005 were cancelled and Mr. Siedow received $225,000 to settle all claims for services and out-of-pocket expenses paid on behalf of Vizario. With respect to the 15,000,000 shares of common stock retained by Mr. Siedow, he has informed the Company that he will not sell these shares in the public markets until they have been registered for resale under the Securities Act of 1933, as amended (the "Act") or otherwise in compliance with applicable law.

    Vizario has outstanding 197,615,938 shares of common stock and exercisable warrants to purchase 2,500,000 shares of the Company's common stock at $.001 per share until April 10, 2007.

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

RESULTS OF OPERATIONS

    THIRD QUARTER 2005 - During the three and nine months ended September 30, 2005, Vizario incurred a net loss of $63,777 and $125,768. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses, of which approximately $61,900 and $110,300 were related party expenses. The Company paid no rent or salaries and had no operations.

    THIRD QUARTER 2004 - During the three and nine months ended September 30, 2004, Vizario incurred a net loss of $5,862 and $9,400. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses, of which approximately $5,600 and 8,400 were related party expenses. The Company paid no rent or salaries and had no operations.

LIQUIDITY and CAPITAL RESOURCES

    Vizario has $24,389 of cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Vizario has accumulated a deficit of $3,989,260.

    Vizario has no commitment for any capital expenditure and foresees none. However, Vizario will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Vizario's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), and are not expected to exceed $175,000 in the fiscal year ending December 31, 2005. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

    Vizario's current management has agreed to continue rendering services to Vizario and to not demand payment of sums owed unless and until Vizario completes an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of Vizario's debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to Vizario by its major shareholder without charge.

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

    Should existing management or shareholders refuse to advance needed funds, Vizario would be forced to turn to outside parties to either loan money to Vizario or buy Vizario securities. There is no assurance whatsoever that Vizario will be able to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to Vizario, including among others:

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

SUBSEQUENT EVENTS

    The financial statements contained in the filing of this Form 10-QSB is based on the former management's information. This information is currently under dispute with current management. Upon resolution of the dispute, Vizario will amend the filing of this Form 10-QSB to reflect any revised information, if necessary.

ITEM 3.     CONTROLS AND PROCEDURES.

    Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Kelly Yang, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Yang concluded that as of September 30, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

                           PART II. OTHER INFORMATION

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

    On August 8, 2005, Vizario entered in to a Private Placement Subscription Agreement with World-East Corporation, a Hong Kong company, pursuant to which World-East purchased from Vizario 166,666,666 shares of common stock at $0.0015 per share for an aggregate purchase price of $250,000 in a Regulation S Private Placement. The proceeds were used to fund working capital expenses and a $225,000 settlement with the Company's former president for all claims for services and out of pocket expenses paid by its former president on behalf of the Company.

    The shares discussed above were issued without registration under the Act and thus constitute "restricted securities" as defined in Regulation S under the Act. All certificates issued representing these shares contained a customary form of Regulation S investment legend, and the shares may not be sold, pledged, hypothecated or otherwise transferred to a U.S. entity or person unless first registered under the Securities Act or pursuant to an available exemption from such registration requirements. A stop transfer order as to such shares has been entered into our stock books. The Company relied upon Section 4(2) of the Securities Act of 1933 for the offer and sales to these non U.S. entities or persons. The Company believes that Section 4(2) was available because the offers and sales were transactions not involving any public offering. These transactions involved the issuance of securities to non U.S. entities or persons having a pre-existing relationship with Vizario and who were well familiar with Vizario and its operations. The Company did not utilize brokers in connection with the transaction(s) and did not pay commissions or any form of compensation to any person for soliciting the offers and sales. Each of the non U.S. entities or individuals represented to Vizario that they were acquiring the shares for investment purposes, without any intent of making a redistribution of them, and that they had access to the same kind and quality of information concerning Vizario as would be contained in a registration statement filed under the Securities Act.

ITEM 5.     OTHER INFORMATION.

    In March 2005, Vizario issued 25,000,000 shares of its common stock to the president of the Company, in exchange for $30,000 cash and services valued at $20,000. In August 2005, Vizario issued 166,666,666 shares of its common stock for an aggregate purchase price of $250,000 in a Regulation S Private Placement to World-East Corporation Limited, a Hong Kong company. Vizario and its president, Mr. Siedow, settled all claims for services and out-of-pocket expenses paid on behalf of the Company for $225,000. In addition, 10,000,000 of the 25,000,000 shares issued to Mr. Siedow in March 2005 were cancelled.

    On August 12, 2005, the Company elected Copenh J. Deng, Sandy Deng, Cuilian Shen as directors of the Company and Mr. Siedow submitted his resignation as Chief Executive Officer, President and a director of the Company. On August 12, 2005, Copenh Deng was elected as the Chief Executive Officer and President of the Company, Stephen Siedow was elected as the Chief Financial Officer and Secretary, and Sandy Deng was elected as Treasurer of the Company.

    On October 24, 2005, Kelly Yang was elected President and a director of the Company. On October 25, 2005, Copenh Deng, Sandy Deng, Cuilian Shen and Stephen Siedow resigned as directors and officers of the Company.

    Vizario has outstanding 197,615,938 shares of common stock and exercisable warrants to purchase 2,500,000 shares of the Company's common stock at $.001 per share until April 10, 2007.

    In October 2005, upon Mr. Siedow's resignation from the Company, Vizario changed it principal executive office from Colorado, USA to Hong Kong.

ITEM 6.      EXHIBITS

       EXHIBITS.  The following exhibits are filed as part of this report.

             3.1 Amendment to the Certificate of Incorporation of Vizario, dated May 10, 2005.

             10.1 Private Placement Subscription Agreement, dated August 8, 2005, by and between Vizario and World-East Corporation Limited.

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


DATE:  November 21, 2005


                            VIZARIO, INC.

                            By  /s/  Kelly Yang
                                ----------------------------------------------
                                Kelly Yang, Chief Executive Officer, President and Chief Financial Officer