Form 10QSB/A
period 2005-09-30
VIZARIO INC
filed 2005-12-07
CIK 1097452

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

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

THE FORM 10-QSB WAS FILED BY THE ISSUER WITH THE SEC ON NOVEMBER 21, 2005.

INCLUDES FINANCIALS STATEMENTS THAT WERE NOT REVIEWED IN ACCORDANCE WITH ITEM 310(b) OF REGULATION S-B DUE TO A MISUNDERSTANDING BETWEEN THE FORMER MANAGEMENT AND CURRENT MANAGEMENT.

Transitional Small Business Disclosure Format (check one). YES [ ] NO [ X ]


================================================================================

                          PART I-FINANCIAL INFORMATION

We are filing this Amendment No. 1 to our quarterly report on Form 10-QSB for the quarter ended September 30, 2005 (this "Amendment No. 1"), originally filed with the Securities and Exchange Commission on November 21, 2005 (the "Original Filing") so as to notify the public that our interim financial statements and accompanying notes were not reviewed by an independent registered public accounting firm, as required by Item 310(b) of Regulation S-B, due to a misunderstanding between our former management and our current management. We are in the process of exploring various options in hiring a new independent public accounting firm and upon completion of this process, such accounting firm will review the interim financial statements and accompanying notes included in the Original Filing as required by Item 310(b) of Regulation S-B. Should any adjustment(s) be required to be made to such financial statements, an amended Form 10-QSB will be filed immediately.

Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, except as expressly stated herein, this Amendment No. 1 does not update any of the disclosures contained in the Original Filing to reflect any events that occurred after the date of the Original Filing. In addition, this Amendment No. 1 does not amend or restate our previously reported financial statements.

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant caused this Amendment No. 1 to Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  December 7, 2005


                                VIZARIO, INC.


                                By /s/ Kelly Yang
                                  ----------------------------------------------
                                  Kelly Yang, Chief Executive Officer, President and Chief Financial Officer