Form 10KSB
period 2005-12-31
VIZARIO INC
filed 2008-01-24
CIK 1097452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
 FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NO. 001-31763

VIZARIO, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	84-0920934
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

7/f., Hongjian Daxia, 30 Jiejinerlu, Shatou St., Panyu District, Guangzhou GD China	511490
(Address of Principal Executive Offices)	(Zip Code)

(86) 2084801376
(Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK, PAR VALUE $0.001 PER SHARE.
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of December 31, 2005, the aggregate market value of the issuer’s common stock held by non-affiliates was $92,847.82 (based on the closing price of $0.003 per share of common stock on December 29, 2005, as reported by the Over-the-Counter Bulletin Board).

State the number of shares outstanding of each of the issuer’s classes of common equity as of December 31, 2005: 197,615,938

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Since this Annual Report on Form 10-KSB is being filed 24 months after its due date, many of the events that would have been enumerated herein, particularly the parameters of our business model, have changed or were materially affected by the passage of time and/or events that occurred following the period ending September 30, 2005, the period of our last filing. Accordingly, in the interests of readability and the protection of investors, and in an effort towards presenting our business in its most accurate historical context, we have included relevant subsequent events in this Report that have occurred through the date of our last filing.

PART I

FORWARD LOOKING STATEMENTS DISCLAIMER

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described below in our “Risk Factors” section, elsewhere in this report and in our SEC filings from time to time. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORICAL DEVELOPMENT

Vizario, Inc., a Nevada corporation, is the successor to Gallagher Research Corporation ("GRC" or the “Company”). GRC was incorporated on April 2, 1999, for the purpose of entering into a merger with and reincorporating its predecessor, Gallagher Research and Development Company ("GRDC"), a Colorado corporation organized on July 27, 1983. Prior to October 1998, GRDC was an independent oil and gas service firm that provided geological, geophysical and geochemical services in North America and internationally. Subsequently, GRC developed a new business plan to either acquire a small to medium-size business (or its assets) actively engaged in a business generating revenues or having immediate prospects of generating revenues, or to originate a business.

On May 24, 2001, pursuant to a Stock Exchange Agreement and Plan of Reorganization (the "Agreement"), Vizario, Inc., formerly GRC (the "Company"), completed a merger with Wireless Web Data, Inc. ("WWDI"), a wholly-owned subsidiary of ImaginOn, Inc. ("Imaginon"), a publicly-held Delaware corporation. WWDI, a development stage company, was formed as a Delaware corporation on July 17, 2000 by Imaginon for the purpose of continuing development and commercialization of internet and intranet database processing software for wireless applications. By July 2002, both the Company and Imaginon had ceased operations and were dormant entities. The Company was not able to successfully market its wireless technology through WWDI as planned, and disposed of WWDI in September 2002.

Pursuant to the Agreement, Vizario acquired all 6,000,000 issued and outstanding common shares of WWDI owned by Imaginon. Vizario underwent a change in control in connection with the consummation of the Agreement in which (i) the sole director of the Company resigned, and persons designated by WWDI became the Company's board of directors; (ii) the Company's executive officers and the new board of directors appointed replacement officers; (iii) the Company changed its name to Vizario, Inc. and (iv) Imaginon, as the sole stockholder of WWDI, became the holder of 20,000,000 shares of the Company's common stock, out of 24,768,000 shares issued and outstanding, or approximately 80.75% of the Company's voting shares, of which 920,000 of the 20,000,000 shares were then subsequently transferred to officers and directors of Imaginon.

Vizario operated as a technology company whose name is also the title of its premier software. The Vizario software was intended to supersede internet search engines and web browsers on 2nd generation ("2G") wireless devices, such as the new generation of cell phones, PDAs and pocket computers. 2G devices communicate at higher data rates, typically between 33 kbps and 144 kbps. Vizario's technology was software designed to optimize data acquisition and transmission, especially of media data-like video, audio and pictures. Vizario planned to give wireless end-users the kind of access to the internet that they were used to getting from desktop computers. Vizario's products were designed to present users with what they needed: Web page summaries, audio clips, text, graphics and video clips, whereby Vizario displays it, stores it and updates it. The technology underlying the Vizario software is protected under U.S. patents licensed by Vizario from Imaginon.

Vizario's funding of its operations and technological license rights was accompanied by an infusion of capital from a number of investors in 2001, in exchange for promissory notes and advances payable totaling $906,000, of which $278,000 was subsequently converted into Series A preferred stock of the Company. Vizario became dormant in July of 2002 when the Company's Board of Directors (the “Board”) determined that its business plan could not be executed, and that the business of WWDI could not be developed, due to a lack of operating capital and the lack of prospects to raise adequate funding.

In September of 2002, Vizario and Imaginon entered into a Settlement/Rescission Agreement whereby Imaginon returned 19,080,000 shares of the Company's common stock and the Company returned 6,000,000 shares of WWDI common stock to Imaginon. The officers and directors of Imaginon also returned 920,000 shares of common stock and agreed to the cancellation of warrants for 1,400,000 shares of common stock. The Company subsequently cancelled the 20,000,000 shares of common stock. The technology license agreement between WWDI and Imaginon, which was in default, was cancelled. Payables of $1,261,706 which represented past due technological license obligations and intercompany charges were settled by Imaginon for $10,000.

In January and February of 2003, the Company sold 400,000 shares of common stock for $50,000 or $0.125 per share. In April and May holders of $524,500 of the $669,500 of outstanding notes and advances payable at December 31, 2002 converted their outstanding balances, along with accrued interest of $20,003 into 4,196,000 shares of common stock. In April 2002, the Series A preferred stockholder converted $50,000 of Series A preferred stock into 989,509 shares of common stock. This preferred stockholder also held a $145,000, 8% convertible promissory note. In 2003, the $203,000 of Series A preferred stock, the promissory note, and accrued dividends, penalties and interest of $60,581 were converted into 215,923 shares of common stock plus a warrant to purchase 1,500,000 shares of common stock at $.001 per share. The warrant that the preferred stockholder previously held for 1,000,000 shares of common stock was modified to reflect an exercise price of $0.001 per share. Both of these warrants are identical in terms and features. The warrants limit the holders to a 9.99% beneficial ownership of the Company's outstanding common stock and are exercisable until April 10, 2007. The warrants to purchase 2,500,000 shares of the Company's common stock at $0.001 per share remained outstanding as of December 31, 2005.

On August 8, 2005, in a Regulation S Private Placement, the Company issued 166,666,666 shares of its common stock to a Hong Kong company for an aggregate purchase price of $250,000. This transaction was a change in control event, whereby upon consummating the $250,000 investment, the Hong Kong company had full control over the Board and acquired a majority of the outstanding shares of the Company.

Vizario owns no real estate and has no full time employees, and it will have no operations of its own unless and until it engages in one or more of the activities described below under this ITEM 1. Vizario is a blank check company which intends to enter into a business combination with one or more as yet unidentified privately held businesses.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a deficit accumulated during the development stage of $4,058,568 as of December 31, 2005.

The Company is exploring sources to obtain equity or debt financing. The Company intends to participate in one or more as yet unidentified business ventures, which management may select after reviewing the business opportunities for their profit or growth potential.

EXCHANGE ACT REGISTRATION

Vizario voluntarily filed a registration statement on Form 10SB-12G in November of 1999 with the Securities and Exchange Commission ("SEC" or "Commission") in order to register Vizario's common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Vizario is required to file quarterly, annual and other reports and other information with the SEC as required by the Exchange Act. If Vizario's duty to file reports under the Exchange Act is suspended, Vizario intends to nonetheless continue filing reports on a voluntary basis if it is able to do so.

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

Depending upon the nature of the transaction, the current officers and directors of Vizario probably will resign their directorship and officer positions with Vizario in connection with Vizario's consummation of a business combination. See the section entitled "Form of Acquisition" below. Vizario's current management will not have any control over the conduct of Vizario's business following Vizario's completion of a business combination.

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

PRE-COMBINATION ACTIVITIES

Vizario is a "blank check" company, defined as an inactive, publicly quoted company with nominal assets and liabilities. With these characteristics, management believes that Vizario will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with Vizario, without offering their own securities to the public. The term "business combination" (or "combination") means the result of (i) a statutory merger of a combination candidate into or its consolidation with Vizario or a wholly owned subsidiary of Vizario formed for the purpose of the merger or consolidation, (ii) the exchange of securities of Vizario for the assets or outstanding equity securities of a privately held business or (iii) the sale of securities by Vizario for cash or other value to a business entity or individual, and similar transactions.

A combination may be structured in one of the foregoing ways or in any other form which will result in the combined entity being a publicly held corporation. It is unlikely that any proposed combination will be submitted for the approval of Vizario's stockholders prior to consummation. Pending negotiation and consummation of a combination, Vizario anticipates that it will have no business activities or sources of revenues and will incur no significant expenses or liabilities other than expenses related to ongoing filings required by the Exchange Act, or related to the negotiation and consummation of a combination.

Vizario anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept or (v) have a combination of the foregoing characteristics. Given the above factors, it should be expected that any acquisition candidate may have a history of losses or low profitability.

Vizario will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other business. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of Vizario will seek combination candidates in the United States and other countries, as available time permits, through existing associations and by word of mouth.

Vizario has not entered into any agreement or understanding of any kind with any person regarding a business combination. There is no assurance that Vizario will be successful in locating a suitable combination candidate or in concluding a business combination in terms acceptable to Vizario. The Board has not established a time limitation by which it must consummate a suitable combination; however, if Vizario is unable to consummate a suitable combination within a reasonable period, such period to be determined at the discretion of the Board, then the Board will probably recommend its liquidation and dissolution. It is anticipated that Vizario will not be able to diversify, but will essentially be limited to one such venture because of Vizario's lack of capital. This lack of diversification will not permit Vizario to offset potential losses from one acquisition against profits from another, and should be considered an adverse factor affecting any decision to purchase Vizario's securities.

The Board has the authority and discretion to complete certain combinations without submitting them to the stockholders for their prior approval. Vizario's stockholders should not anticipate that they will have any meaningful opportunity to consider or vote upon any candidate selected by Vizario management for acquisition. Generally, the prior approval of Vizario's stockholders will be required for any statutory merger of Vizario with or into another company, but stockholder approval will not be required if the following requirements are met: (i) Vizario's articles of incorporation will not change as a result of the merger; (ii) following the merger, each individual who was a Vizario stockholder immediately prior to the merger will, on the effective date of the merger, continue to hold the same number of shares, with identical designations, preferences, limitations and relative rights and (iii) the number of Vizario voting and participating shares which are outstanding prior to the merger is not increased by more than 20% as a result of the merger, giving effect to the conversion of convertible securities and the exercise of warrants, options and other rights issued in the merger. It is likely, however, in management's opinion that any combination entered into by Vizario that takes the form of a merger will result in the issuance of additional shares exceeding the 20% limitation. Stockholder approval also will not be required as to any "short-form merger," meaning the merger into Vizario of a company in which Vizario already owns 90% or more of the equity securities. Moreover, in the event that a business combination occurs in the form of a stock-for-stock exchange or the issuance of stock to purchase assets, the approval of Vizario's stockholders will not be required by law so long as it is Vizario that acquires the shares or assets of the other company.

However, it is anticipated that Vizario's stockholders will, prior to completion of any combination, be given information about the candidate company's business, financial condition, management and other information required by ITEMS 6(a), (d), (e), 7 and 8 of Schedule 14A of Regulation 14A under the Exchange Act, which is substantially the same information as required in a proxy statement.

COMBINATION SUITABILITY STANDARDS

The analysis of candidate companies will be undertaken by or under the supervision of Vizario's President, who is not a professional business analyst. See the section entitled "RISK FACTORS" below. To a large extent, a decision to participate in a specific combination may be made upon management's analysis of the quality of the candidate company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the candidate will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to objectively quantify or analyze. In many instances, it is anticipated that the historical operations of a specific candidate may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Vizario will be dependent upon the owners and management of a candidate to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because Vizario may participate in a business combination with a newly organized candidate or with a candidate which is entering a new phase of growth, it should be emphasized that Vizario will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for the candidate's products or services will likely not be established, and the candidate may not be profitable when acquired.

In selecting a suitable combination candidate, Vizario anticipates that it may consider, among other things, the following factors:

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

6. Competitive position as compared to other companies of similar size and experience within the industry segment, as well as within the industry as a whole;

7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

8. The cost of participation by Vizario as compared to the perceived tangible and intangible values and potential and

9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

No one of the factors described above will be controlling in the selection of a candidate. Potentially available candidates may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. It should be recognized that, because of Vizario's limited capital available for investigation and management's limited experience in business analysis, Vizario may not discover or adequately evaluate adverse facts about the opportunity to be acquired. Vizario cannot predict when it may participate in a business combination. The Company expects, however, that the analysis of specific proposals and the selection of a candidate may take several months or more.

Management believes that various types of potential merger or acquisition candidates might find a business combination with Vizario to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates that plan to acquire additional assets through the issuance of securities rather than cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with Vizario to be an attractive option.

Prior to consummation of any combination (other than a mere sale by Vizario insiders of a controlling interest in Vizario's common stock) Vizario intends to require that the combination candidate provide Vizario with the financial statements required by ITEM 310 of Regulation S-B, including at a minimum, an audited balance sheet as of the most recent fiscal year end and statements of operations, changes in stockholders' equity and cash flows for the two most recent fiscal years, audited by certified public accountants acceptable to Vizario's management, and the necessary unaudited interim financial statements. Such financial statements must be adequate to satisfy Vizario's reporting obligations under Section 15(d) or 13 of the Exchange Act. If the required audited financial statements are not available at the time of closing, Vizario management must reasonably believe that the audit can be obtained in less than 60 days. This requirement to provide audited financial statements may significantly narrow the pool of potential combination candidates available since most private companies are not already audited. Some private companies will either not be able to obtain an audit or will find the audit process too expensive. In addition, some private companies on closer examination may find the entire process of being a reporting company after a combination with Vizario too burdensome and expensive in light of the perceived potential benefits from a combination.

FORM OF ACQUISITION

It is impossible to predict the manner in which Vizario may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of Vizario and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of Vizario and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. Vizario may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of Vizario with other corporations or forms of business organization, and although it is likely, there is no assurance that Vizario would be the surviving entity. In addition, the present management and stockholders of Vizario most likely will not have control of a majority of the voting shares of Vizario following a reorganization transaction. As part of such a transaction, Vizario's existing directors may resign and new directors may be appointed without any vote or opportunity for approval by Vizario's stockholders.

It is likely that Vizario will acquire its participation in a business opportunity through the issuance of common stock or other securities of Vizario. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, Vizario's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of Vizario prior to such reorganization. Any such issuance of additional shares might also occur simultaneously with a sale or transfer of shares representing a controlling interest in Vizario by the current officers, directors and principal stockholders.

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

As a general matter, Vizario anticipates that it, and/or its officers and principal stockholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither Vizario nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention, and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of Vizario to pay until an indeterminate future date may make it impossible to procure goods and services.

POST-COMBINATION ACTIVITIES

Management anticipates that, following consummation of a combination, control of Vizario will change as a result of the issuance of additional common stock to the stockholders of the business acquired in the combination. Once ownership control has changed, it is likely that the new controlling stockholders will call a meeting for the purpose of replacing the incumbent directors of Vizario with candidates of their own, and that the new directors will then replace the incumbent officers with their own nominees. Rule 14f-1 under the Exchange Act requires that, if in connection with a business combination or sale of control of Vizario there should arise any arrangement or understanding for a change in a majority of Vizario's directors and the change in the Board is not approved in advance by Vizario's stockholders at a stockholder meeting, then none of the new directors may take office until at least ten (10) days after an information statement has been filed with the SEC and sent to Vizario's stockholders. The information statement furnished must as a practical matter include the information required by ITEMS 6(a), (d) and (e), 7 and 8 of Schedule 14A of Regulation 14A in a proxy statement.

Following consummation of a combination, management anticipates that Vizario will file a current report on Form 8-K with the Commission which discloses, among other things, the date and manner of the combination, the material terms of the definitive agreement, the assets and consideration involved, the identity of the person or persons from whom the assets or other property was acquired, changes in management and biographies of the new directors and executive officers, the identity of principal stockholders following the combination, and required financial statements. Such a Form 8-K report also will include all information relating to the business acquired as required by ITEM 101 of Regulation S-B.

POTENTIAL BENEFITS TO INSIDERS

In connection with a business combination, it is possible that shares of common stock constituting control of Vizario may be purchased from the current principal stockholders ("insiders") of Vizario by the acquiring entity or its affiliates. If stock is purchased from the insiders, the transaction is very likely to result in substantial gains to insiders relative to the price they originally paid for the stock. In Vizario's judgment, none of its officers and directors would as a result of such a sale become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended (the “Securities Act”). No bylaw or charter provision prevents insiders from negotiating or consummating such a sale of their shares. The sale of a controlling interest by insiders could occur at a time when the other stockholders of the Company remain subject to restrictions on the transfer of their shares, and it is unlikely that Vizario stockholders generally will be given the opportunity to participate in any such sale of shares. Moreover, Vizario stockholders probably will not be afforded any opportunity to review or approve any such buyout of shares held by an officer, director or other affiliate, should such a buyout occur.

Vizario may require that a company being acquired repay all advances made to Vizario by Vizario’s stockholders and management at or prior to the closing of a combination. Otherwise, there are no conditions that any combination or combination candidate must meet, such as buying stock from Vizario insiders or paying compensation to any Vizario officer, director or stockholder or their respective affiliates.

POSSIBLE ORIGINATION OF A BUSINESS

The Board has left open the possibility that, instead of seeking a business combination, Vizario may instead raise funding in order to originate an operating business, which may be in any industry or line of business, and could involve Vizario's origination of a start-up business, purchase and development of a business already originated by third parties, joint venture of a new or existing business, or take any other lawful form. It is also possible that Vizario may engage in one or more combinations, as discussed above, and originate a business in addition. Potential stockholders should consider that management has the widest possible discretion in choosing a business direction for Vizario.

Any funds needed to originate and develop a business would almost certainly be raised from the sale of Vizario's securities, since Vizario lacks the creditworthiness to obtain a loan. Management does not believe that the principal stockholders, directors or executive officers of Vizario would be willing to guarantee any debt taken on, and obtaining a loan without personal guarantees is unlikely. Capital could possibly be raised from the sale of debt instruments convertible into common stock upon the occurrence of certain defined events, but no such funding has been offered. Vizario has no current plans to offer or sell its securities, but would be agreeable to do so if a worthy business opportunity should present itself and adequate funding then appears to be available.

USE OF CONSULTANTS AND FINDERS

Although there are no current plans to do so, Vizario’s management might hire and pay an outside consultant to assist in the investigation and selection of candidates, and might pay a finder's fee to a person who introduces a candidate with which Vizario completes a combination. Since Vizario management has no current plans to use any outside consultants or finders to assist in the investigation and selection of candidates, no policies have been adopted regarding use of consultants or finders, the criteria to be used in selecting such consultants or finders, the services to be provided, the term of service, or the structure or amount of fees that may be paid to them. However, because of the limited resources of Vizario, it is likely that any such fee Vizario agrees to pay would be paid in stock and not in cash. Vizario has had no discussions, and has entered into no arrangements or understandings, with any consultant or finder. Vizario's officers and directors have not in the past used any particular consultant or finder on a regular basis and have no plan to either use any consultant or recommend that any particular consultant be engaged by Vizario on any basis.

It is possible that compensation in the form of common stock, options, warrants or other securities of Vizario, cash or any combination thereof, may be paid to outside consultants or finders. No securities of Vizario will be paid to officers, directors or promoters of Vizario nor any of their respective affiliates. Any payments of cash to a consultant or finder would be made by the business acquired or persons affiliated or associated with it, and not by Vizario. It is possible that the payment of such compensation may become a factor in any negotiations for Vizario's acquisition of a business opportunity. Any such negotiations and compensation may present conflicts of interest between the interests of persons seeking compensation and those of Vizario's stockholders, and there is no assurance that any such conflicts will be resolved in favor of Vizario's stockholders.

RISK FACTORS

At this time the shares of Vizario are speculative and involve a high degree of risk, for the following reasons: Vizario has no operations or revenues, thus there are no financial results upon which anyone may base an assessment of its potential. No combination candidate has been identified for acquisition by management, nor has any determination been made as to any business for Vizario to enter, and stockholders will have no meaningful voice in any such determinations. There is no assurance that Vizario will be successful in completing a combination or originating a business, nor that Vizario will be successful or that its shares will have any value even if a combination is completed or a business originated.

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

After completion of a combination, the current stockholders of Vizario may experience severe dilution of their ownership due to the issuance of shares in the combination. Any combination effected by Vizario almost certainly will require its existing management and board members to resign, thus stockholders have no way of knowing what persons ultimately will direct Vizario and may not have an effective voice in their selection.

We are delinquent in filing reports with the SEC. Although we are required to file annual, quarterly and special reports, and other information with the Securities and Exchange Commission (the “SEC”), we are materially delinquent in our filing of these required reports. During 2005, we filed our Form 10-QSB Quarterly Report for the three months ended March 30, 2005, on May 16, 2005, and our Form 10-QSB Quarterly Report for the six months ended June 30, 2005, on August 2, 2005, and our Form 10-QSB Quarterly Report for the nine months ended September 30, 2005, on November 21, 2005. We have not filed any Form 10-QSB Quarterly Reports for any period during the fiscal year ended December 31, 2006 or 2007. Accordingly, and prior to this report, there has been limited public information on which to base an informed investment decision concerning our securities.

STATE SECURITIES LAWS CONSIDERATIONS

Section 18 of the Securities Act provides that no law, rule, regulation, order or administrative action of any state may require registration or qualification of securities or securities transactions that involve the sale of a "covered security." The term "covered security" is defined in Section 18 to include among other things transactions by "any person not an issuer, underwriter or dealer," (in other words, secondary transactions in securities already outstanding) that are exempted from registration by Section 4(1) of the Securities Act, provided the issuer of the security is a "reporting company," meaning that it files reports with the SEC pursuant to Section 13 or 15(d) of the Exchange Act.

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

The states generally are free to enact legislation or adopt rules that prohibit secondary trading in the securities of "blank check" companies like Vizario. Section 18, however, of the Securities Act preempts state law as to covered securities of reporting companies. Thus, while the states may require certain limited notice filings and payment of filing fees by Vizario as a precondition to secondary trading of its shares in those states, they cannot, so long as Vizario is a reporting issuer, prohibit, limit or condition trading in Vizario's securities based on the fact that Vizario is or ever was a blank check company. Vizario will comply with such state limited notice filings as may be necessary in regard to secondary trading. At this time, Vizario's stock is not actively traded in any market, and an active market in its common stock is not expected to arise, if ever, until after completion of a business combination.

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

EMPLOYEES

Vizario has no employees, other than the Chief Executive Officer. Vizario only has one officer, who is also the sole director of the Company. It is not expected that Vizario will have any full-time or other employees except as a result of completing a combination.

ITEM 2. DESCRIPTION OF PROPERTY.

Vizario neither owns nor leases any real estate or other properties at the present time. Vizario does not require any office space and since March 2003, Vizario has utilized the office of its president, Mr. Stephen M. Siedow, for corporate and administrative purposes. This arrangement continued until August 2005. In August 2005, the Company began utilizing the office space of a significant stockholder from the Peoples Republic of China.

ITEM 3. LEGAL PROCEEDINGS.

There are no legal proceedings which are pending or have been threatened against Vizario or any officer, director or control person of which management is aware.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote or for the written consent of security stockholders for the year ended December 31, 2005, and no meeting of stockholders was held.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is quoted and traded in the so-called over the counter "Gray Markets" under the symbol "VZRO."  Once current in its SEC filings, Vizario intends to reapply for quotation on the OTC Bulletin Board ("OTCBB") maintained by the National Association of Securities Dealers Inc. Our common stock was quoted on the OTCBB under the symbol "VZRO" from June 18, 2001 through May 15, 2002, after which date, our common stock was delisted. Prior to June 17, 2001 Vizario's common stock was the subject of an unpriced quotation (meaning that it was quoted "name only" without the posting of bid or ask prices) on the OTCBB. The following table sets forth the range of high and low sale price of our common stock as quoted by NASDAQ.

	HIGH	LOW
2004 FISCAL YEAR
First Quarter	$0.0850	$0.0001
Second Quarter	$0.0001	$0.0001
Third Quarter	$0.0850	$0.0001
Fourth Quarter	$0.0100	$0.0001

2005 FISCAL YEAR
First Quarter	$0.0001	$0.0001
Second Quarter	$0.0001	$0.0001
Third Quarter	$0.0010	$0.0001
Fourth Quarter	$0.0030	$0.0001

HOLDERS

Vizario has approximately 200 stockholders of record. Vizario has 197,615,938 common shares issued and outstanding, of which (i) 15,949,272 shares are unrestricted and not held by affiliates, (ii) 15,949,272 shares are restricted but subject to Rule 144 and not held by affiliates, and (iii) 15,000,000 shares are held by Stephen M. Siedow, the Company’s former CEO.

DIVIDENDS

Since our inception, we have not paid dividends on our common stock. We do not expect to pay dividends on our common stock in the foreseeable future; rather we intend to retain any earnings for use in our business activities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of the year ended December 31, 2005, certain information with respect to Vizario's compensation plans and individual compensation arrangements to which Vizario is a party, if any, under which any equity securities of Vizario are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

	(a)	(b)	(c)

Equity compensation plans approved by security holders

1997 EMPLOYEE STOCK COMPENSATION PLAN	-0-	N/A	23,900

1997 COMPENSATORY STOCK OPTION PLAN	-0-	N/A	830,000

Equity compensation plans not approved by security holders

NONE	N/A	N/A	N/A

Total	-0-		853,900

RECENT SALES OF UNREGISTERED SECURITIES

We had no sales of unregistered securities during the fourth quarter of 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Vizario is a “blank check” company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. Vizario will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other business. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. The management of Vizario will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for Vizario's stockholders. For further information on Vizario's plan of operation and business, see PART I, ITEM1 above.

Vizario does not intend to do any product research or development. Vizario does not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, Vizario does not expect to add additional employees or any full-time employees except as a result of completing a business combination, and any such employees likely will be persons already employed by the company acquired.

LIQUIDITY and CAPITAL RESOURCES

Vizario has no commitment for any capital expenditure and foresees none. However, Vizario will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Vizario's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Exchange Act, did not exceed $175,000 in the fiscal year ending December 31, 2006. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

Vizario's current management has agreed to continue rendering services to Vizario and to not demand payment of sums owed unless and until Vizario completes an acquisition. The terms of any such payment will be negotiated with the principals of any business acquired. The existence and amounts of Vizario’s debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to Vizario without charge.

Vizario will only be able to pay its future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, Vizario is unlikely to generate positive cash flow by any means other than acquiring a company with positive cash flow. Vizario believes that management members or stockholders will loan funds to Vizario as needed for operations prior to completion of an acquisition. Management and the stockholders are not obligated to provide funds to Vizario, however, and it is not certain they will always want or be financially able to do so. Vizario stockholders and management members who advance money to Vizario to cover operating expenses will expect to be reimbursed, either by Vizario or by the company acquired, prior to or at the time of completing a combination. Vizario has no intention of borrowing money to reimburse or pay salaries to any Vizario officer, director or stockholder or their affiliates. There currently are no plans to sell additional securities of Vizario to raise capital, although sales of securities may be necessary to obtain needed funds. Vizario's current management and its counsel have agreed to continue their services to Vizario and to accrue sums owed to them for services and expenses and expect payment reimbursement only. Should existing management or stockholders refuse to advance needed funds, however, Vizario would be forced to turn to outside parties to either loan money to Vizario or buy Vizario securities. There is no assurance however that Vizario will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to Vizario, including, among other things:

1. Failure to make timely filings with the SEC as required by the Exchange Act, which also likely would result in suspension of trading or quotation in Vizario's stock and could result in fines and penalties to Vizario under the Exchange Act;

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

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. The company records a valuation allowance for any deferred tax allowance that it believes will not be realized.

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which supersedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period that the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the trusses are built and shipped to customers.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Related Party Transactions

Related party transactions are fully disclosed within Vizario’s financial statements for the year ended December 31, 2005 and 2004, respectively.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense charged to operations amounted to $0 for each of the years ended December 31, 2005 and 2004.

Net Loss per Common Share

The Company utilizes SFAS No. 128, “Earnings per Share” to calculate earnings/loss per share. Basic earnings/loss per share is computed by dividing the earnings/loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted earnings/loss per share is computed similar to basic earnings/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under SFAS No. 128, if the additional common shares are dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders).

Cash and Equivalents

For purposes of the statements of cash flows, we consider all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Stock-Based Compensation

The Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans through June 30, 2005.

In December 2004, FASB issued Statement No. 123(R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective July 1, 2005, the Company adopted SFAS 123(R), which requires the Company to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for by using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement No. 123, as originally issued.

Stock based compensation for the year ended December 31, 2005 and 2004 was $15,000 and $0, respectively.

New Accounting Pronouncements

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. The Company does not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning in the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to classifications used in the 2005 financial statements.

RESULTS OF OPERATIONS

COMPARISON OF THE TWELVE MONTHS ENDED DECEMBER 31, 2005 TO THE TWELVE MONTHS ENDED DECEMBER 31, 2004

Operations: The Company had revenue of $0 in each of the years 2005 and 2004. The Company did not have significant business operations in each of the years 2005 and 2004.

General and Administrative Expenses: Total general and administrative expenses in 2005 were $195,076 as compared to $10,083 in 2004. The increase in expenses is due to costs incurred by the Company such as legal and accounting expenses while the Company’s management searched on a part-time basis for possible business acquisitions.

Net loss: The Company’s net loss for the year ended December 31, 2005 and 2004 was $195,076 and $10,083, respectively. The Company’s net income (loss) per common share (basic and diluted) was $0.00 and $0.00 for the years ended December 31, 2005 and 2004, respectively. The loss is due to the fact that the Company had no significant operations and was in the process of searching for possible business acquisitions.

The basic and diluted weighted average number of outstanding shares was 97,625,071 and 15,915,991 for the years ended December 31, 2005 and 2004, respectively.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements and related notes are included as part of this Annual Report as indexed on pages 17 through 38.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements and related notes are included as part of this Annual Report as indexed on pages 17 through 38.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Vizario, Inc.

We have audited the accompanying balance sheet of Vizario, Inc. as of December 31, 2004, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vizario, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

GHP Horwath, P.C.

Denver, Colorado

January 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vizario, Inc. ( A Development Stage Company)

We have audited the accompanying balance sheet of Vizario, Inc. (A Development Stage Company) as at December 31, 2005 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Vizario, Inc. as of December 31, 2004, and from inception of the development stage on September 30, 2002 through December 31, 2004, were audited by other auditors whose report dated January 24, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Vizario, Inc. (A Development Stage Company) as at December 31, 2005 and the results of its operations, cash flows and changes in stockholders' deficit for the year then ended and from the inception of the development stage on September 30, 2002 through December 31, 2005, in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations since inception and is dependent on financing to continue operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
January 2, 2008

 VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND DECEMBER 31, 2004

ASSETS

	2005	2004
Current Assets
Cash	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

	2005	2004

Current Liabilities
Accrued expenses	$38,536	$6,250
Note payable (Note 10)	5,000	-
Loan payable - officer (Note 4)	-	137,210
Total Current Liabilities	43,536	143,460
Shares to be issued (Note 7)	15,000	-
Total Liabilities	58,536	143,460

Commitments, Contingencies and Other Matters (Note 9)

Stockholders' Deficit (Note 7)
Preferred stock - $0.001 par value; 5,000,000 authorized; 0 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 197,615,938 and 15,949,272 issued and outstanding at December 31, 2005 and December 31, 2004, respectively	197,616	15,949
Additional paid in capital	3,802,416	3,704,083
Deficit accumulated during the development stage	(4,058,568)	(3,863,492)
Total Stockholders' Deficit	(58,536)	(143,460)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Cumulative Period from September 30, 2002 (inception of the development stage) to
	2005	2004	December 31, 2005

Revenues	$-	$-	$-

Costs of Goods Sold	-	-	-

Gross Profit	-	-	-

Selling, General and Administrative Expenses	195,076	10,083	395,556

Operating loss	(195,076)	(10,083)	(395,556)

Other income (expense)
Gain on debt extinguishment	-	-	9,150

Net loss before income taxes	(195,076)	(10,083)	(386,406)

Net loss	$(195,076)	$(10,083)	$(386,406)

Per share information
Net loss - basic and diluted	$(0.00)	$(0.00)	$(0.00)
Net loss attributable to common stockholders - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	97,625,071	15,915,991	-

The accompanying Notes are an integral part of these financial statements.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
AS OF DECEMBER 31, 2005

	Common Stock		Additional Paid	Deficit Accumulated During the Development
	Shares	Par $.001	In Capital	Stage	Total
Balance, September 30, 2002	10,792,681	$10,793	$2,624,853	$(3,672,162)	$(1,036,516)
Net loss	-	-	-	(32,474)	(32,474)
Balance, December 31, 2002	10,792,681	10,793	2,624,853	(3,704,636)	$(1,068,990)
Issuance of common stock, Series A conversion	215,923	216	408,365	-	408,581
Issuance of common stock, debt conversion	4,507,296	4,507	617,126	-	621,633
Issuance of common stock, for cash	400,000	400	49,600	-	50,000
Net loss	-	-	-	(148,773)	(148,773)
Balance, December 31, 2003	15,915,900	15,916	3,699,944	(3,853,409)	$(137,549)
Issuance of common stock, conversion of accrued expenses	33,372	33	4,139	-	4,172
Net loss	--	-	-	(10,083)	(10,083)
Balance, December 31, 2004	15,949,272	15,949	3,704,083	(3,863,492)	(143,460)
Issuance of common stock, for compensation	10,000,000	10,000	10,000	-	20,000
Rescinding of stock issuance for services	(10,000,000)	(10,000)	(10,000)	-	(20,000)
Issuance of common stock, debt conversion	15,000,000	15,000	15,000		30,000
Issuance of common stock, for cash	166,666,666	166,666	83,334	-	250,000
Net loss	-	-		(195,076)	(195,076)
Balance, December 31, 2005	197,615,938	197,616	$3,802,416	$(4,058,568)	$(58,536)

The accompanying notes are an integral part of these financial statements.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2005	Year Ended December 31, 2004	Cumulative Period from September 30, 2002 (inception of the development stage) to December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(195,076)	$(10,083)	$(386,406)
Adjustments to reconcile net loss to
net cash used in operating activities:
Gain on debt extinguishment	-	-	9,150
Stock based compensation	15,000	-	15,000
Bad debt expense	35,027	-	35,027
Changes in assets and liabilities
Accrued expenses and accounts payable	32,286	(10,330)	27,256
NET CASH USED IN OPERATING ACTIVITIES	(112,763)	(20,413)	(299,973)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	250,000	-	300,000
Repayment of officer’s loan	(254,740)	-	(254,740)
Proceeds from note payable	5,000	-	5,000
Proceeds from officer’s loan	112,503	20,413	249,713
NET CASH PROVIDED BY FINANCING ACTIVITIES	112,763	20,413	299,973

(DECREASE) INCREASE IN CASH	-	-	-
CASH - BEGINNING OF PERIOD	-	-	-
CASH - END OF PERIOD	$-	$-	$-

Supplemental disclosure:
Cash paid for interest	$--	$-	$	- --
Cash paid for taxes	$--	$-		$--

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of accounts payable and accrued expenses to common stock, and cancellation of warrants	$-	$4,172		$81,302
Conversion of debt to common stock	$30,000	$-		30,000
Conversion of notes, advances and accrued expenses to common stock	$-	$-		544,503
Conversion of Series A preferred stock, notes and accrued expenses to common stock	$-	$-		408,581

The accompanying notes are an integral part of these financial statements.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Nature of Business

Vizario, Inc., (the “Company”) is a Nevada corporation. The Company’s common stock, par value $0.001 per share, is quoted on the Pink Sheets market in the United States of America under the ticker symbol “VZRO”. As used herein, “Vizario,” “VZRO,” “we,” ”us,” and “our” refer to Vizario, Inc.

Vizario is a development stage company as described by Statements of the Financial Accounting Standards Board No. 7 (“SFAS 7.”) SFAS states that a business is considered to be in the development stage if it is devoting substantially all of its efforts to establishing a new business and either of the following conditions exists:

1.	Planned principal operations have not commenced.
2.	Planned operations have commenced, but there has been no significant revenue therefrom.

The Company’s management believes the Company is a development stage entity as it is in the process of attempting to acquire assets, namely that of a potential albeit currently unidentified merger candidate, and is also exploring various forms of financing and capital structures in order to facilitate a possible merger with a merger candidate. The Company has considered SFAS 7, paragraph 11, footnote 7, and has determined that the Company qualifies as a dormant entity which has been reactivated to undertake development stage operations, and as such, has determined September 30, 2002 to be the inception date of the development stage.

The Company anticipates that after an exhaustive search, the Company’s management will have identified and entered into a letter of intent to merge with another company by the end of 2008, if not sooner. As of December 31, 2005, we had a total deficit of $386,406 from operations in pursuit of this objective.

On May 24, 2001, pursuant to a Stock Exchange Agreement and Plan of Reorganization (the "Agreement"), Vizario, Inc., formerly Gallagher Research Corporation (the "Company"), completed a merger with Wireless Web Data, Inc. ("WWDI"), a wholly-owned subsidiary of ImaginOn, Inc., a publicly-held Delaware corporation ("Imaginon"). Gallagher Research Corporation was incorporated in Colorado in 1983 and was an independent oil and gas service firm that provided geological, geophysical and geochemical consulting services. WWDI, a development stage company, was formed as a Delaware corporation on July 17, 2000 by Imaginon for the purpose of continuing development and commercialization of internet and intranet database processing software for wireless applications. By July 2002, both the Company and Imaginon had ceased operations and were dormant entities. The Company was not able to successfully market its wireless technology through WWDI as planned, and disposed of WWDI in September 2002.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a deficit accumulated during the development stage of $4,058,568 as of December 31, 2005.

The Company is exploring sources to obtain equity or debt financing. The Company intends to participate in one or more as yet unidentified business ventures, which management may select after reviewing the business opportunities for its profit or growth potential.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Statement

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” (“FRR 60”), suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements. The Company believes that the critical accounting policies and procedures listed below, among others, affect its more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. The company records a valuation allowance for any deferred tax allowance that it believes will not be realized.

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which supersedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period that the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the trusses are built and shipped to customers.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Related Party Transactions

Related party transactions are fully disclosed within Vizario’s financial statements for the year ended December 31, 2005 and 2004, respectively.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense charged to operations amounted to $0 for each of the years ended December 31, 2005 and 2004.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss per Common Share

The Company utilizes SFAS No. 128, “Earnings per Share” to calculate earnings/loss per share. Basic earnings/loss per share is computed by dividing the earnings/loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted earnings/loss per share is computed similar to basic earnings/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under SFAS No. 128, if the additional common shares are dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders).

Stock-Based Compensation

The Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans through June 30, 2005.

In December 2004, FASB issued Statement No. 123(R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective July 1, 2005, the Company adopted SFAS 123(R), which requires the Company to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for by using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement No. 123, as originally issued.

Stock based compensation for the year ended December 31, 2005 and 2004 was $15,000 and $0, respectively.

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to classifications used in the 2005 financial statements.

New Accounting Pronouncements

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. The Company does not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning in the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $4,058,568 as of December 31, 2005 and negative cash flows from operations during the year ending December 31, 2005 of $112,763. The Company continues to incur expenses as a result of being a public company and also during its search for a merger candidate. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital and/or generate positive cash flow from operations. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Specifically, the Company has refocused its efforts on suitable merger candidates. The Company believes its outlook is promising and in particular that internal cashflows will improve and sources of external financing will continue to be available upon demand. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining such financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - LOAN PAYABLE - OFFICER

The table below details transactions related to the loan payable to the Company's former Chief Executive Officer, Stephen Siedow, during the year ended December 31, 2005:

2005
Beginning balance	$137,210
Conversion of debt to common stock	(30,000)
Additional advances from officer	112,503
Payments to officer	(254,740)
Reserve for doubtful account	35,027
Ending balance	$-

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

The FASB has issued Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”, which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

The Company's net deferred tax asset as of December 31, 2005 and December 31, 2004 consisted of the following:

	December 31, 2005	December 31, 2004
Net operating loss carryforward	$104,000	$24,000
Valuation allowance	(104,000)	(24,000)
Net deferred tax asset	$0	$0

The Company’s net operating loss carry forwards of $195,000 and $160,000 for the years ended December 31, 2005 and 2004, respectively, begin to expire in 2025 and 2024, respectively.

The components of current income tax expense as of December 31, 2005 and December 31, 2004 consisted of the following:
	December 31, 2005	December 31, 2004
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	(80,000)	(2,100)
Change in valuation allowance	80,000	2,100
Income tax expense	$-	$-

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2005		December 31, 2004
Tax expense (credit) at statutory rate-federal	(35.00%	)	(15.00%	)
State tax expense net of federal tax	( 6.00%	)	( 6.00%	)
Changes in valuation allowance	41.00%		21.00%
Tax expense at actual rate	0%		0%

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

On March 23, 2005, the Company issued 25,000,000 shares of its common stock to the Company’s president to reduce loan payable.

On August 10, 2005, the Company and its former president settled all claims for services and out-of-pocket expenses paid on behalf of the Company for $225,000. Additionally, 10,000,000 of the 25,000,000 shares previously issued to the Company's former president were cancelled and returned to the Company. The Company maintains a loan receivable/payable to its former president, as detailed in Footnote 4 to the financial statements.

Prior to the Company’s settlement with its former president on August 10, 2005, the Company's headquarters were located at premises owned by the Company's former president. No rent was charged for maintaining the office at this location. The criteria under accounting principles generally accepted in the United States necessary to record contributed facilities within these financial statements were not met. Therefore, the Company has not recorded a value associated with this benefit.

During 2004, the Company incurred corporate, administrative and accounting fees of $10,083 for services performed by the Company's former president and for expenses paid by the former president on behalf of the Company. In addition, to facilitate a $50,000 issuance of common stock in 2003, proceeds were deposited into an account held by an affiliate of the president on behalf of the Company. These proceeds were utilized to pay expenses and existing liabilities of the Company. The Company has a payable to its president in the amount of $137,210 at December 31, 2004.

NOTE 7 - STOCKHOLDERS' DEFICIT

Effective November 1, 2005, the Company hired its new Chief Executive Officer and signed and employment contract. The Chief Executive Officer received a sign-on bonus of 10,000,000 shares of the Company’s common stock, payable on or before December 31, 2007. The Company valued this share issuance at $15,000 and has expensed the full portion of the stock based compensation during the year ended December 31, 2005. The shares of common stock had not been issued as of December 31, 2005 and as such were included as a long term liability on the Company’s balance sheet.

On August 8, 2005, in a Regulation S Private Placement, the Company issued 166,666,666 shares of its common stock to a Hong Kong company for an aggregate purchase price of $250,000. This transaction was a change in control event, whereby upon consummating the $250,000 investment, the Hong Kong company had full control over the Board and acquired a majority of the outstanding shares of the Company.

An Information Statement was mailed to the Company's stockholders on April 15, 2005. The Information Statement was furnished to the holders of the Company's common stock on behalf of the Company in connection with a proposed amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 500,000,000. This amendment was approved by the written consent of persons holding 25,420,000 shares, which was a majority of the 40,949,272 outstanding shares.

In 2004, accrued expenses of $5,172 were settled for cash of $1,000 and 33,372 shares of common stock.

Employee stock compensation plans:

The Company has adopted the 1997 Employee Stock Compensation Plan (the "ESC Plan") and the 1997 Compensatory Stock Option Plan (the "CSO Plan") for its employees, officers, directors and advisors. The Company has reserved a maximum of 1,500,000 shares of common stock to be issued under the ESC Plan and 1,000,000 shares of common stock to be issued upon exercise of options granted under the CSO Plan. No options are outstanding at December 31, 2005 and 2004, respectively.

NOTE 8 - LOSS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share" to calculate gain/loss per share. Basic earnings/loss per share is computed by dividing the earnings/loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted earnings/loss per share is computed similar to basic earning/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive.

Basic Earning Per Share Computation	2005	2004

Net Loss	$(195,076)	$(10,083)

(Loss) available to common stockholders	$(195,076)	$(10,083)
Basic Loss per common share	$(0.00)	$(0.00)
Weighted-average shares used to compute:
Basic loss per share	97,625,071	15,915,991

Diluted Earning Per Share Computation	2005	2004

Net Loss	$(195,076)	$(10,083)
Dilutive effect of warrants	Anti-dilutive	Anti-dilutive
(Loss) available to common stockholders	$(195,076)	$(10,083)
Diluted Loss per common share	$(0.00)	$(0.00)
Weighted-average shares used to compute:
Diluted loss per share	97,625,071	15,915,991

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE (CONTINUED)

Under SFAS No. 128, where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders), and if the additional common shares are anti-dilutive, they are not added to the denominator in the calculation. For periods where the additional common shares are anti-dilutive, the following common stock equivalents have been excluded from the calculation of diluted loss per share:

	December 31, 2005	December 31, 2004
Warrants	2,500,000	2,500,000

Total	2,500,000	2,500,000

In 2003, the $203,000 of Series A preferred stock, the promissory note, and accrued dividends, penalties and interest of $60,581 were converted into 215,923 shares of common stock plus a warrant to purchase 1,500,000 shares of common stock at $.001 per share. The warrant that the preferred stockholder previously held for 1,000,000 shares of common stock was modified to reflect an exercise price of $0.001 per share. Both of these warrants are identical in terms and features. The warrants limit the holders to a 9.99% beneficial ownership of the Company's outstanding common stock and were exercisable until April 10, 2007. The warrants to purchase 2,500,000 shares of the Company's common stock at $0.001 per share remained outstanding as of December 31, 2005. However, as of the date of this report, the warrants had expired unexercised. As of the date of this report, the Company had no warrants to purchase common stock outstanding.

NOTE 9 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

As of the date of this report, the Company was not aware of any threatened or pending legal proceedings against it.

NOTE 10 - NOTE PAYABLE

An unsecured note payable to Free Productions, Ltd. (“Free Productions”), a company organized in Hong Kong, China, for $5,000 remained outstanding as of December 31, 2005. The funds were advanced to the Company by Free Productions on February 22, 2005 for working capital purposes. Repayment terms are unscheduled.

NOTE 11 - SUBSEQUENT EVENTS

On February 2, 2006, the Company filed a Current Report on Form 8-K with the SEC notifying the public that the Company had entered into a transaction with Auto Treasure Holdings Limited, a British Virgin Islands corporation (“Auto Treasure”) whereby Auto Treasure would have acquired 200,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at $0.003 per share for an aggregate purchase price of $600,000.

This transaction was canceled and was never consummated as described in the aforementioned Form 8-K filing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had changes in our auditors that have been reported on Form 8-K. We have not had any disagreements with any of our auditors.

ITEM 8A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer/Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer/Interim Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

On August 11, 2005, Copenh J. Deng, Cuillian Shen, and Sandy L. Deng were appointed to the Board. Also on August 11, 2005, Stephen Seidow resigned as CEO, President, Treasurer, Secretary and as a director of the Company.

On October 24, 2005 the Company elected Kelly Yang to the Board. On October 25, 2005, Cepnh J. Deng, Cuillian Shen and Sandy L. Deng resigned from Board. Kelly Yang served as the only board member as of December 31, 2005.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are not aware of any persons who during the year ended December 31, 2005, were directors, officers, or beneficial owners of more than 10 percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act during such fiscal year.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code of ethics to an appropriate person or persons identified in the code of ethics; and

•	Accountability for adherence to the code of ethics.

A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions was attached as an exhibit to our amended Annual Report for the fiscal year ended December 31, 2004, filed with the Commission on February 28, 2005.

PROCEDURE FOR NOMINATING DIRECTORS

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The Board shall evaluate the recommended candidate and shall determine whether or not to proceed with the candidate in accordance with our procedures. We reserve the right to change our procedures at any time to comply with the requirements of applicable laws.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board has the responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The Board's primary responsibility is to oversee the management of our Company and, in so doing, serve the best interests of our Company and our stockholders. Our full Board performs all of the functions normally designated to an Audit Committee, Compensation Committee and Nominating Committee.

Audit Committee

Although our Board does not have an separately-designated standing Audit Committee, our full Board performs the functions usually designated to an Audit Committee.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2005 and 2004 to our President and Chief Executive Officer.

Summary Compensation Table

Name and Principal Position	Year Ended December 31,	Base Salary ($)			Dollar Value of Total Compensation for the Covered Fiscal Year ($)
(a)	(b)	(c)			(d)
Kelly Yang President and Chief Executive Officer	2005		$5,000	(1)		$20,000
Stephen Siedow Former President and Chief Executive Officer	2005 2004	$ $	0 0	(2) (2)	$ $	0 0

(1)	Mr. Yang received $15,000 in stock based compensation.
(2)	Mr. Siedow was compensated as a contractor on an hourly basis for time spent and for expenses incurred on behalf of the Company.

NARATIVE TO SUMMARY COMPENSATION TABLE

EMPLOYMENT AGREEMENTS OF EACH NAMED EXECUTIVE OFFICER

We do not have written or oral employment agreements with any of our named executive officers or other employees. The compensation program for our executives may consist of the following three elements:

•	A base salary,

•	A performance bonus, and

•	Periodic grants and/or options of our common stock.

Base Salary. Our Chief Executive Officer and all other senior executive officers receive a base salary based on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer, and the specific recommendation by the Chief Executive Officer.

Performance Bonus. A portion of each officer's total annual compensation can be awarded in the form of a bonus. All bonus payments to officers must be approved by the compensation committee based on the individual officer's performance and company performance. For fiscal years 2006 and 2005, no bonus compensation was paid to any of our executive officers.

Stock Incentive. Stock options may be granted to executive officers based on their positions and individual performance. Stock options provide incentive for the creation of stockholder value over the long term and aid significantly in the recruitment and retention of executive officers. The Board considers the recommendations of our Chief Executive Officer for stock option grants to executive officers (other than to the Chief Executive Officer) and approves, disapproves or modifies such recommendation. For fiscal years 2005 and 2004 no stock option grants were granted to any of our executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of no stock options outstanding on December 31, 2005, the last day of our fiscal year, to each of the named executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
None.

NARATIVE TO OUTSTANDING EQUITY AWARDS TABLE

Retirement Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Termination or Change of Control

None.

DIRECTOR COMPENSATION

No Board of Directors fees were paid to directors in either cash or stock during the year ended December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

No compensation plans were previously approved or not previously approved by security holders.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of January 9, 2008, regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of our common stock. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose. Beneficial ownership also includes that number of shares which an individual has the right to acquire within 60 days of the date this table was prepared (such as stock options). Two or more persons may be considered the beneficial owner of the same shares. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.

NAME OF BENEFICIAL OWNER (1)	SHARES BENEFICALLY OWNED	PERCENT (2)

China IPTV Industry Park Holdings Limited	200,000,000	50.3%
C/O PORTCULLIS TRUST/NET CHAMBERS
P.O. BOX 3444 TORTOLA,BVI

World-East CORP LTD	166,666,666	41.92%
FLAT C, 13/F ONLUEN BLDG
9 KIMBERLEY STREET
KOWLOON

Stephen M. Siedow	15,420,000	3.88%
12373 E. Cornell Avenue
Aurora, Colorado 80014

Alpha Capital Aktiengesellschaft	4,000,000	1%
C/O LH Financial Services Corp.
160 Central Park South, Suite 2701
New York, New York 10019

*All directors & officers	0
as a group (1 person)

TOTALS

* less than 1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

As of December 31, 2005 and 2004, respectively, Stephen Seidow, the Company’s former President and Chief Executive Officer advanced funds to the Company on an as needed basis and was reimbursed for those advances. The terms and analysis of the note are discussed in NOTE 4 of the financial statements which are made a part of this document. The Company also utilized office space provided by Stephen Siedow free of charge since 2003.

DIRECTOR INDEPENDENCE

As of December 31, 2005, Kelly Yang served as the Company’s sole director. The Company is currently traded on the Pink Sheets. The Pink Sheets does not require that a majority of the board be independent.

ITEM 13. EXHIBITS.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
3.1
Articles of Incorporation of Gallagher Research Corporation as filed with the Nevada Secretary of State on April 4, 1999 (incorporated by reference to Registration Statement on Form 10SB-12G, filed on November 12, 1999, SEC File No. 000-28073.)

3.2
Certificate of Amendment as filed with the Nevada Secretary of State on May 25, 2001, changing the name of Gallagher Research Corporation to Vizario, Inc. (incorporated by reference to Form 8-K, filed on June 5, 2001, SEC File No. 000-28073.)

3.3	Bylaws of Vizario, Inc. (incorporated by reference to Registration Statement on Form 10SB-12G, filed on November 12, 1999, SEC File No. 000-28073.)

4.1	Specimen common stock certificate (incorporated by reference to Registration Statement on Form 10SB-12G, filed on November 12, 1999, SEC File No. 000-28073.)

10.1	1997 Compensatory Stock Option Plan (incorporated by reference to Registration Statement on Form 10SB-12G, filed on November 12, 1999, SEC File No. 000-28073.)

10.2	1997 Employee Stock Compensation Plan (incorporated by reference to Registration Statement on Form 10SB-12G, filed on November 12, 1999, SEC File No. 000-28073.)

14.1	Code of Ethics (incorporated by reference to Form 10-KSB, filed on February 11, 2005, SEC File No. 000-28073.)

21.1	List of Subsidiaries (attached hereto.)

31.1	Certification of the Principal Executive Officer (attached hereto.)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto.)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

In 2005, we paid $16,500 in auditor fees related to the preparation of our quarterly and annual financial statements.

AUDIT-RELATED FEES

There were no aggregate audit-related fees billed by Chisholm, Bierwolf & Nilson LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2005.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services rendered for the preparation of the Company's tax returns during the year ended December 31, 2005 were $0.

ALL OTHER FEES

There were no other fees billed by Chisholm, Bierwolf, & Nilson LLP for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICY AND PROCEDURES

We do not have a separate Audit Committee. Our full Board performs the functions of an Audit Committee. During fiscal year 2005, the Board adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors. We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Board or the engagement to render the service is entered into pursuant to the Board's pre-approval policies and procedures. On an annual basis, the Board may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months. At the time such pre-approval is granted, the Board must (i) identify the particular pre-approved services in a sufficient level of detail so that management will not be called upon to make judgment as to whether a proposed service fits within the pre-approved services and (ii) establish a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.

The Board has considered whether the provision of the services described above under the caption entitled "All Other Fees" is compatible with maintaining the auditor's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIZARIO, INC.

By:	/s/ Kelly Yang
Kelly Yang
President, Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer
Date: January 23, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:	/s/ Kelly Yang
Kelly Yang
President, Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer
Date: January 23, 2008