Form 10QSB/A
period 2005-03-31
VIZARIO INC
filed 2008-01-25
CIK 1097452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 0-28073

VIZARIO, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	84-0920934
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

7/f., Hongjian Daxia, 30 Jiejinerlu, Shatou St., Panyu District, Guangzhou GD China	511490
(Address of Principal Executive Offices)	(Zip Code)

(86)2084801376
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 19, 2007, the issuer had 397,615,938 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ☒No ☐

Since this Quarterly Report on Form 10-QSB/A is being filed 32 months after its filing date, many of the events that would have been enumerated herein, particularly the parameters of our business model, have changed or were materially affected by the passage of time and/or events that occurred following the period ending March 31, 2005, the period of our last filing. Accordingly, in the interests of readability and the protection of investors, and in an effort towards presenting our business in its most accurate historical context, we have included relevant subsequent events in this Report that have occurred through the date of our last filing.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
 VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

ASSETS

	2005	2004
	(unaudited)	(audited)
Current Assets
Cash	$11,302	$-
Total Assets	11,302	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

	2005	2004

Current Liabilities
Accrued expenses	$4,260	$6,250
Officer Loan Payable (Note 4)	131,309	137,210
Note Payable (Note 10)	5,000	-
Total Current Liabilities	140,569	143,460

Total Liabilities	140,569	143,460

Commitments, Contingencies and Other Matters (Note 9)

Stockholders' Deficit (Note 7)
Preferred stock - $0.001 par value; 5,000,000 authorized; 0 shares issued and outstanding
at March 31, 2005 and December 31, 2004, respectively	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 40,949,272 and 15,949,272
issued and outstanding at March 31, 2005 and December 31, 2004, respectively	40,949	15,949
Additional paid in capital	3,729,083	3,704,083
Deficit accumulated during the development stage	(3,899,299)	(3,863,492)
Total Stockholders' Deficit	(129,267)	(143,460)
Total Liabilities and Stockholders' Deficit	$11,302	$-

The accompanying notes are an integral part of these financial statements.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cumulative Period From
	Three Months Ended March 31,		September 30, 2002 (inception of the development stage) to
	2005	2004	March 31, 2005

Net sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit (loss)	-	-	-

Selling, general and administrative expense	38,807	3,113	236,287

Total operating expenses	35,807	3,113	236,287

Loss from operations	(35,807)	(3,113)	(236,287)

Other Expenses
Gain on extinguishment of debt	-	-	9,150
Total Other Expenses	-	-	9,150

Net loss before taxes	(35,807)	(3,113)	(227,137)

Tax expense	-	-	-

Net loss	$(35,807)	$(3,113)	$(227,137)

Loss per common share
Basic	$0.00	$0.00	(0.00)
Diluted	$0.00	$0.00	(0.00)

Weighted-average shares used to compute:
Basic	31,929,003	15,915,900
Diluted	31,929,003	15,915,900

The accompanying notes are an integral part of these financial statements.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Cumulative Period from September 30, 2002 (inception of the development stage) to March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(35,807)	$(3,113)	$(227,137)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based Compensation	20,000	-	20,000
Gain on debt extinguishment	-	-	9,150
Changes in assets and liabilities
Accrued expenses and accounts payable	(1,990)	-	(7,020)
NET CASH USED IN OPERATING ACTIVITIES	(17,797)	(3,113)	(205,007)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	50,000
Repayment of officer’s loan	(5,901)	-	(5.901)
Proceeds from note payable	5,000	-	5,000
Proceeds from officer’s loan	30,000	3,113	167,210
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,099	3,113	216,309

INCREASE IN CASH	11,302	-	11,302
CASH - BEGINNING OF PERIOD	-	-	-
CASH - END OF PERIOD	$11,302	$-	$11,302
			-

Supplemental disclosure:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of accounts payable and accrued expenses to common stock, and cancellation of warrants	$—	$4,172	$81,302
Conversion of debt to common stock	$30,000	$—	30,000
Conversion of notes, advances and accrued expenses to common stock	$—	$—	544,503
Conversion of Series A preferred stock, notes and accrued expenses to common stock	$—	$—	408,581

The accompanying notes are an integral part of these financial statements.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financials statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for Vizario, Inc. filed for the year ended December 31, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Vizario, Inc., (the “Company”) is a Nevada corporation. The Company’s common stock, par value $0.001 per share, is quoted on the Pink Sheets market in the United States of America under the ticker symbol “VZRO”. As used herein, “Vizario,” “VZRO,” “we,” ”us,” and “our” refer to Vizario, Inc.

Vizario is a development stage company as described by Statements of the Financial Accounting Standards Board No. 7 (“SFAS 7.”) SFAS 7 states that a business is considered to be in the development stage if it is devoting substantially all of its efforts to establishing a new business and either of the following conditions exists:

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

The Company anticipates that after an exhaustive search, the Company’s management will have identified and entered into a letter of intent to merge with another company by the end of 2008, if not sooner. As of March 31, 2005, we had a total deficit of $227,137 from operations in pursuit of this objective.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a deficit accumulated during the development stage of $3,899,299 as of March 31, 2005.

The Company is exploring sources to obtain equity or debt financing. The Company intends to participate in one or more as yet unidentified business ventures, which management may select after reviewing the business opportunities for its profit or growth potential.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Stock-Based Compensation

The Company will apply the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , and related Interpretations in accounting for those plans through June 30, 2005.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 123(R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of equity instruments. Effective July 1, 2005, the Company will adopt SFAS 123(R), which requires the Company to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement No. 123, as originally issued.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $3,899,299 as of March 31, 2005 and negative cash flows from operations during the three months ending March 31, 2005 of $17,797. The Company continues to incur expenses as a result of being a public company and also during its search for a merger candidate. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital and/or generate positive cash flow from operations. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Specifically, the Company has refocused its efforts on suitable merger candidates. The Company believes its outlook is promising and in particular that internal cashflows will improve and sources of external financing will continue to be available upon demand. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining such financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - OFFICER LOAN PAYABLE

The table below details transactions related to the loan payable to the Company's former Chief Executive Officer, Stephen Siedow, during the nine months ended March 31, 2005:

2005
Beginning balance (payable) receivable	$137,210
Conversion of debt to common stock	(30,000)
Advances from officer	30,000
Payments	(5,901)
Ending balance (payable) receivable	$131,309

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

The Company's net deferred tax asset as of March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004
Net operating loss carryforward	$174,000	$160,000
Valuation allowance	(174,000)	(160,000)
Net deferred tax asset	$0	$0

The components of current income tax expense as of March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	14,400	2,100
Change in valuation allowance	(14,400)	(2,100)
Income tax expense	$-	$-

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2005		December 31, 2004
Tax expense (credit) at statutory rate-federal	(35%	)	(15%	)
State tax expense net of federal tax	(6%	)	(6%	)
Changes in valuation allowance	41%		21%
Tax expense at actual rate	0%		0%

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - RELATED PARTY TRANSACTIONS

On March 23, 2005, the Company issued 25,000,000 shares of its common stock to the Company’s president upon the conversion of Stephen Siedow’s loan payable/receivable totaling $30,000 for services to be rendered by Stephen Siedow valued at $20,000.

The Company's headquarters were located at premises owned by Stephen Siedow. No rent is charged for maintaining the office at this location. The criteria under accounting principles generally accepted in the United States necessary to record contributed facilities within these financial statements were not met. Therefore, the Company has not recorded a value associated with this benefit.

NOTE 7 - STOCKHOLDERS' DEFICIT

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

Employee stock compensation plans:

The Company has adopted the 1997 Employee Stock Compensation Plan (the "ESC Plan") and the 1997 Compensatory Stock Option Plan (the "CSO Plan") for its employees, officers, directors and advisors. The Company has reserved a maximum of 1,500,000 shares of common stock to be issued under the ESC Plan and 1,000,000 shares of common stock to be issued upon exercise of options granted under the CSO Plan. No options are outstanding at March 31, 2005 and December 31, 2004, respectively.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

	For the three months ended March 31
	2005	2004
Basic loss per common share computation
Net loss available to common stockholders	$(35,807)	$(3,113)

Weighted- average shares used to compute:
Basic earnings per share	31,929,003	15,915,900

Earnings (loss) per share of common stock:
Basic	$0.00	$0.00

	For the three months ended March 31
	2005	2004
Dilutive earning (loss) per common share computation
Net earnings (loss) available to common stockholders	$(35,807)	$(3,113)

Weighted- average shares used to compute:
Basic earnings per share	31.929,003	15,915,900
Dilutive effect of warrants	Anti-dilutive	Anti-dilutive
Dilutive weighted earnings per share	31,929,003	15,915,900

Earnings (loss) per share of common stock:
Assuming dilution	$0.00	$0.00

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

	Three months ended	Three months ended
	March 31, 2005	March 31, 2004
Warrants	2,500,000	2,500,000

Total	2,500,000	2,500,000

NOTE 9 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

As of the date of this report, the Company was not aware of any threatened or pending legal proceedings against it.

NOTE 10 - NOTE PAYABLE

An unsecured note payable to Free Productions, Ltd (“Free Productions”), a company organized in Hong Kong, China, for $5,000 remained outstanding as of March 31, 2005. The funds were advanced to the Company by Free Productions on February 22, 2005 for working capital purposes. Repayment terms are unscheduled.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Concerning Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including: our ability to continue as a going concern; adverse economic changes affecting markets we serve; competition in our markets and industry segments; our timing and the profitability of entering new markets; greater than expected costs, customer acceptance of our products or difficulties related to our integration of the businesses we may acquire; and other risks described in our annual report on Form 10-KSB and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Overview

The following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB/A, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS

BACKGROUND

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

On May 24, 2001, Vizario entered into a Stock Exchange Agreement and Plan of Reorganization (the "Agreement") with Imaginon, Inc., a Delaware corporation ("Imaginon") and Wireless Web Data, Inc., a Delaware corporation wholly-owned by Imaginon ("WWDI"). WWDI was formed in July of 2000 to develop and commercialize a new application of Imaginon's technology targeted at wireless Web data acquisition, formatting and delivery. By July 2002, both the Company and Imaginon had ceased operations and were dormant entities. The Company was not able to successfully market its wireless technology through WWDI as planned, and disposed of WWDI in September 2002.

CRITICAL ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Income Taxes

We use the asset and liability method of accounting for income taxes. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. We record a valuation allowance for any deferred tax allowance that we believe will not be realized.

Advertising

We expense all advertising costs as incurred.

Net Loss per Common Share

We utilize SFAS No. 128, “Earnings per Share” to calculate earnings/loss per share. Basic earnings/loss per share is computed by dividing the earnings/loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted earnings/loss per share is computed similar to basic earnings/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under SFAS No. 128, if the additional common shares are dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders).

Stock-Based Compensation

We will apply the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans through June 30, 2005.

In December 2004, the FASB issued Statement of Accounting Standards No. 123(R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective July 1, 2005, we will adopt SFAS 123(R), which requires us to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement No. 123, as originally issued.

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to classifications used in the 2005 financial statements.

RESULTS OF OPERATIONS

General and administrative expenses

During the three months ended March 31, 2005 and 2004, Vizario incurred general and administrative expenses of $35,807 and $3,113, respectively. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses.

Net loss available to common stockholders

During the three months ended March 31, 2005 and 2004, Vizario incurred net losses of $35,807 and $3,113, respectively. During the three months ended March 31, 2005 and 2004, the Company had no significant operations. Expenses associated with the legal and accounting obligations of an SEC registrant were the only significant expenses incurred in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Vizario had $11,302 of cash on hand at the end of the quarter and had no other assets to meet ongoing expenses. Since its inception, Vizario has a deficit accumulated during the development stage of $3,899,299.

Vizario has no commitment for any capital expenditures and does not forese any in the near future. However, Vizario will incur fees and expenses associated with maintaining compliance with the SEC. Additionally, it is likely the Company will incur expenses associated with its search and review of possible acquisitions. If an acquisition or other significant corporate transaction is contemplated, then other fees and expenses will be incurred. The Company’s cash needs in the next twelve months did not exceed $200,000.

Vizario's current management has agreed to continue rendering services to Vizario and to not demand payment of sums owed unless and until Vizario completes an acquisition. The terms of any such payment will be negotiated with the principals of any business acquired. The existence and amounts of Vizario's liabilities may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to Vizario by its majority stockholder without charge.

Vizario will only be able to pay its future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, Vizario is unlikely to generate positive cash flow by any means other than acquiring a company with positive cash flow. Vizario believes that management members or stockholders will loan funds to Vizario as needed for operations prior to completion of an acquisition. Management and the stockholders are not obligated to provide funds to Vizario, however, and it is not certain they will always want or be financially able to do so. Vizario stockholders and management members who advance money to Vizario to cover operating expenses will expect to be reimbursed, either by Vizario or by the company acquired, prior to or at the time of completing a combination. Vizario has no intention of borrowing money to reimburse or pay salaries to any Vizario officer, director or stockholder or their affiliates. There currently are no plans to sell additional securities of Vizario to raise capital, although sales of securities may be necessary to obtain needed funds. Vizario's current management has agreed to continue its services to Vizario and to accrue sums owed for services and expenses and expect payment reimbursement only.

Should existing management or stockholders refuse to advance needed funds, Vizario would be forced to turn to outside parties to either loan money to Vizario or buy Vizario securities. There is no assurance however that Vizario will be able to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to Vizario, including, among other things:

(1) Failure to make timely filings with the SEC as required by the Securities Exchange Act of 1934 (the “Exchange Act”), which also likely would result in suspension of trading or quotation in Vizario's stock and could result in fines and penalties to Vizario under the Exchange Act;

(2) Curtailing or eliminating Vizario's ability to locate and perform suitable investigations of potential acquisitions; or

(3) Inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

GOING CONCERN OPINION

We have limited capital resources and require additional funding to sustain our operations, accomplish our growth objectives and market our planned products and services. Our continued existence is dependent upon several factors, primarily our ability to attain a substantial base of subscribers to our web-based mobile asset management system and to raise additional capital. We may not be successful in our efforts to generate operating cash flows through the execution of our business plan or be able to raise the capital we need to sustain our operations. As a result, our independent certified public accountants have stated in their report included in our December 31, 2004 Form 10-KSB, that we have recurring operating losses and a lack of working capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

PLAN OF OPERATION

Vizario owns no real assets and has no full time employees. Vizario has not had any operations since June 2002 and will not have any operations of its own unless and until it engages in one or more of the activities described below.

Vizario is a "blank check" company that intends to enter into a business combination with one or more as yet unidentified privately held businesses.

Vizario will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. The management of Vizario will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for Vizario's stockholders. For further information on Vizario's plan of operation and business, please consult Vizario's FORM 10-KSB available on the EDGAR system of the SEC.

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

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2005, we do not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer/Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer/Interim Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of business, we may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have material adverse effect on our financial position, results of operations or liquidity. We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
31.1	Certification of the Principal Executive Officer (attached hereto).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIZARIO, INC.
(Registrant)

Date: January XX, 2008	/s/ Kelly Yang
Kelly Yang
Chief Executive Officer, Interim Chief
Financial Officer and Principal Accounting Officer