Form 10QSB/A
period 2005-06-30
VIZARIO INC
filed 2008-01-25
CIK 1097452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 0-28073

VIZARIO, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	84-0920934
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7/f., Hongjian Daxia, 30 Jiejinerlu, Shatou St., Panyu District, Guangzhou GD China	511490
(Address of Principal Executive Offices)	(Zip Code)

(86)2084801376
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 19, 2007, the issuer had 397,615,938 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☒ No ☐

Since this Quarterly Report on Form 10-QSB/A is being filed 29 months after its filing date, many of the events that would have been enumerated herein, particularly the parameters of our business model, have changed or were materially affected by the passage of time and/or events that occurred following the period ending June 30, 2005, the period of our last filing. Accordingly, in the interests of readability and the protection of investors, and in an effort towards presenting our business in its most accurate historical context, we have included relevant subsequent events in this Report that have occurred through the date of our last filing.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

 VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

	2005	2004
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$3,424	$-
Total Assets	3,424	-

	2005	2004
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	$1,250	$6,250
Officer Loan Payable (Note 4)	132,209	137,210
Note payable (Note 10)	5,000	-
Total Current Liabilities	138,459	143,460

Total Liabilities	138,459	143,460

Commitments, Contingencies and Other Matters (Note 9)

Stockholders' Deficit (Note 7)
Preferred stock - $0.001 par value; 5,000,000 authorized; 0 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 40,949,272 and 15,949,272 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	40,949	15,949
Additional paid in capital	3,729,083	3,704,083
Deficit accumulated during the development stage	(3,905,067)	(3,863,492)
Total Stockholders' Deficit	(135,035)	(143,460)
Total Liabilities and Stockholders' Deficit	$3,424	$-

The accompanying notes are an integral part of these financial statements.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,			Cumulative Period From September 30, 2002 (inception of the development stage) to
	2005	2004	2005	2004		June 30, 2005
Net sales	$-	$-	$-	$		$
Cost of sales	-	-
Gross profit (loss)	-	-

Selling, general and administrative expense	5,768	425	41,575		3,538	242,055

Total operating expenses	5,768	425	41,575		3,538	242,055

Loss from operations	(5,768)	(425)	(41,575)		(3,538)	(242,055)

Other Expenses
Gain on extinguishment of debt	-	-	-		-	9,150
Total Other Expenses	-	-	-		-	9,150

Net loss before taxes	(5,768)	(425)	(41,575)		(3,538)	(232,905)

Tax expense	-	-	-		-	-

Net loss	$(5,768)	$(425)	$(41,575)		$(3,538)	$(232,905)
Loss per common share
Basic	$0.00	$0.00	$0.00		$(0.00)	$(0.00)
Diluted	$0.00	$0.00	$0.00		$(0.00)	$(0.00)
Weighted-average shares used to compute:
Basic	40,949,272	15,915,900	35,291,222		15,915,900	-
Diluted	40,949,272	15,915,900	35,291,222		15,915,900	-

The accompanying notes are an integral part of these financial statements.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Cumulative Period from September 30, 2002 (inception of the development stage) to June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(41,575)	$(3,538)	$(232,905)
Adjustments to reconcile net loss to
net cash used in operating activities:
Gain on debt extinguishment	-	-	9,150
Stock based compensation	20,000	-	20,000
Changes in assets and liabilities
Accrued expenses and accounts payable	(5,000)	-	(10,030)
NET CASH USED IN OPERATING ACTIVITIES	(26,575)	(3,538)	(213,785)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	50,000
Repayment of officer’s loan	(5,901)	-	(5,901)
Proceeds from note payable	5,000	-	5,000
Proceeds from officer’s loan	30,900	3,538	168,110
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,999	3,538	217,209

(DECREASE) INCREASE IN CASH	3,424	-	3,424
CASH - BEGINNING OF PERIOD	-	-	-
CASH - END OF PERIOD	$3,424	$-	$3,424
			-

Supplemental disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of accounts payable and accrued expenses to common stock, and cancellation of warrants	$-	$4,172	$81,302
Conversion of debt to common stock	$30,000	$-	30,000
Conversion of notes, advances and accrued expenses to common stock	$-	$-	544,503
Conversion of Series A preferred stock, notes and accrued expenses to common stock	$-	$-	408,581

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

The Company anticipates that after an exhaustive search, the Company’s management will have identified and entered into a letter of intent to merge with another company by the end of 2008, if not sooner. As of June 30, 2005, we had a total deficit of $232,905 from operations in pursuit of this objective.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a deficit accumulated during the development stage of $3,905,067 as of June 30, 2005.

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

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $3,905,067 as of June 30, 2005 and negative cash flows from operations during the six months ending June 30, 2005 of $26,575. The Company continues to incur expenses as a result of being a public company and also during its search for a merger candidate. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital and/or generate positive cash flow from operations. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Specifically, the Company has refocused its efforts on suitable merger candidates. The Company believes its outlook is promising and in particular that internal cashflows will improve and sources of external financing will continue to be available upon demand. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining such financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - OFFICER LOAN PAYABLE

The table below details transactions related to the loan payable to the Company's former Chief Executive Officer, Stephen Siedow, during the six months ended June 30, 2005:

2005
Beginning balance (payable) receivable	$137,210
Conversion of debt to common stock	(30,000)
Advances from officer	30,900
Payments	(5,901)
Ending balance (payable) receivable	$132,209

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

The Company's net deferred tax asset as of June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31,2004
Net operating loss carryforward	$177,000	$160,000
Valuation allowance	(177,000)	(160,000)
Net deferred tax asset	$0	$0

The components of current income tax expense as of June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31,2004
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	(17,000)	(2,100)
Change in valuation allowance	17,000	2,100
Income tax expense	$-	$-

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the Statement of Operations:

	June 30, 2005	December 31, 2004
Tax expense (credit) at statutory rate-federal	(35%)	(15%)
State tax expense net of federal tax	(6%)	(6%)
Changes in valuation allowance	41%	21%
Tax expense at actual rate	0%	0%

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - RELATED PARTY TRANSACTIONS

On March 23, 2005, the Company issued 25,000,000 shares of its common stock to the Company’s president upon the conversion of Stephen Siedow’s loan payable/receivable totaling $30,000 for services to be rendered by Stephen Siedow valued at $20,000.

The Company's headquarters are located at premises owned by Stephen Siedow. No rent is charged for maintaining the office at this location. The criteria under accounting principles generally accepted in the United States necessary to record contributed facilities within these financial statements were not met. Therefore, the Company has not recorded a value associated with this benefit.

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

Employee stock compensation plans:

The Company has adopted the 1997 Employee Stock Compensation Plan (the "ESC Plan") and the 1997 Compensatory Stock Option Plan (the "CSO Plan") for its employees, officers, directors and advisors. The Company has reserved a maximum of 1,500,000 shares of common stock to be issued under the ESC Plan and 1,000,000 shares of common stock to be issued upon exercise of options granted under the CSO Plan. No options are outstanding at June 30, 2005 and December 31, 2004, respectively.

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

	For the three months ended June 30		For the six months ended June 30
	2005	2004	2005	2004
Basic loss per common share computation
Net loss available to common stockholders	$(5,768)	$(425)	$(41,575)	$(3,538)

Weighted- average shares used to compute:
Basic earnings per share	40,949,272	15,915,900	35,291,272	15,915,900

Earnings (loss) per share of common stock:
Basic	$0.00	$0.00	$0.00	$0.00

	For the three months ended June 30		For the six months ended June 30
	2005	2004	2005	2004
Dilutive earning (loss) per common share computation
Net earnings (loss) available to common stockholders	$(5,768)	$(425)	$(41,575)	$(3,538)

Weighted- average shares used to compute:
Basic earnings per share	40,949,272	15,915,900	35,291,222	15,915,900
Dilutive effect of warrants	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Dilutive weighted earnings per share	40,949,272	15,915,900	35,291,222	15,915,900

Earnings (loss) per share of common stock:
Assuming dilution	$0.00	$0.00	$0.00	$0.00

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

	Six months ended	Six months ended
	June 30, 2005	June 30, 2004
Warrants	2,500,000	2,500,000

Total	2,500,000	2,500,000

NOTE 9 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

As of the date of this report, the Company was not aware of any threatened or pending legal proceedings against it.

NOTE 10 - NOTE PAYABLE

An unsecured note payable to Free Productions, Ltd (“Free Productions”), a company organized in Hong Kong, China, for $5,000 remained outstanding as of June 30, 2005. The funds were advanced to the Company by Free Productions on February 22, 2005 for working capital purposes. Repayment terms are unscheduled.

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

Stock-Based Compensation

We applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans through June 30, 2005.

In December 2004, the FASB issued Statement of Accounting Standards No. 123(R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective July 1, 2005, we adopted SFAS 123(R), which requires us to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement No. 123, as originally issued.

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to classifications used in the 2005 financial statements.

RESULTS OF OPERATIONS

General and administrative expenses

During the six months ended June 30, 2005 and 2004, Vizario incurred general and administrative expenses of $41,575 and $3,538, respectively. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses.

Net loss available to common stockholders

During the six months ended June 30, 2005 and 2004, Vizario incurred net losses of $41,575 and $3,538, respectively. During the six months ended June 30, 2005 and 2004, the Company had no significant operations. Expenses associated with the legal and accounting obligations of an SEC registrant were the only significant expenses incurred in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Vizario had $3,424 of cash on hand at the end of the quarter and had no other assets to meet ongoing expenses. Since its inception, Vizario has a deficit accumulated during the development stage of $3,905,067.

Vizario has no commitment for any capital expenditures and does not foresee any in the near future. However, Vizario will incur fees and expenses associated with maintaining compliance with the SEC. Additionally, it is likely the Company will incur expenses associated with its search and review of possible acquisitions. If an acquisition or other significant corporate transaction is contemplated, then other fees and expenses will be incurred. The Company’s cash needs in the next twelve months did not exceed $200,000.

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

Vizario will only be able to pay its future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, Vizario is unlikely to generate positive cash flow by any means other than acquiring a company with positive cash flow. Vizario believes that management members or stockholders will loan funds to Vizario as needed for operations prior to completion of an acquisition. Management and the stockholders are not obligated to provide funds to Vizario, however, and it is not certain they will always want or be financially able to do so. Vizario stockholders and management members who advance money to Vizario to cover operating expenses will expect to be reimbursed, either by Vizario or by the company acquired, prior to or at the time of completing a combination. Vizario has no intention of borrowing money to reimburse or pay salaries to any Vizario officer, director or stockholder or their affiliates. There currently are no plans to sell additional securities of Vizario to raise capital, although sales of securities may be necessary to obtain needed funds. Vizario's current management has agreed to continue its services to Vizario and to accrue sums owed to them for services and expenses and expect payment reimbursement only.

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

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2005, we did not have any off-balance sheet arrangements.

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

VIZARIO, INC. (Registrant)

Dated: January 25, 2008	By:	/s/ Kelly Yang
Kelly Yang
Chief Executive Officer, Interim Chief
Financial Officer and Principal Accounting Officer