Form 10QSB/A
period 2005-09-30
VIZARIO INC
filed 2008-01-25
CIK 1097452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

☒| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(86)2084801376
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐| No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒| No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 19, 2007, the issuer had 397,615,938 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☒ No ☐

Since this Quarterly Report on Form 10-QSB/A is being filed 26 months after its filing date, many of the events that would have been enumerated herein, particularly the parameters of our business model, have changed or were materially affected by the passage of time and/or events that occurred following the period ending September 30, 2005, the period of our last filing. Accordingly, in the interests of readability and the protection of investors, and in an effort towards presenting our business in its most accurate historical context, we have included relevant subsequent events in this Report that have occurred through the date of our last filing.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
 VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

ASSETS

	2005	2004
	(unaudited)	(audited)
Current Assets
Cash	$24,389	$-
Officer Loan Receivable (Note 4)	14,423	-
Total Assets	$38,812	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	2005	2004

Current Liabilities
Accrued expenses	$940	$6,250
Officer loan payable (Note 4)	-	137,210
Note payable (Note 10)	5,000	-
Total Current Liabilities	5,940	143,460

Total Liabilities	5,940	143,460

Commitments, Contingencies and Other Matters (Note 9)

Stockholders' Equity (Deficit) (Note 7)
Preferred stock - $0.001 par value; 5,000,000 authorized; 0 shares issued and outstanding
at September 30, 2005 and December 31, 2004, respectively	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 197,615,938 and 15,949,272
issued and outstanding at September 30, 2005 and December 31, 2004, respectively	197,616	15,949
Additional paid in capital	3,802,416	3,704,083
Deficit accumulated during the development stage	(3,967,160)	(3,863,492)
Total Stockholders' Equity ( Deficit)	32,872	(143,460)
Total Liabilities and Stockholders’ Deficit	$38,812	$-

The accompanying notes are an integral part of these financial statements.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period From September 30, 2002 (inception of the development stage) to
	2005	2004	2005	2004	September 30, 2005
Net sales	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-
Gross profit (loss)	-	-	-	-	-

Selling, general and administrative expense	62,093	5,862	103,668	9,400	304,148

Total operating expenses	62,093	5,862	103,668	9,400	304,148

Loss from operations	(62,093)	(5,862)	(103,668)	(9,400)	(304,148)

Other Expenses
Gain on debt extinguishment	-	-	-	-	9,150
Total Other Expenses	-	-	-	-	9,150

Net loss before taxes	(62,093)	(5,862)	(103,668)	(9,400)	(294,998)

Tax expense	-	-	-	-	-

Net loss	$(62,093)	$(5,862)	$(103,668)	$(9,400)	$(294,998)

Loss per common share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)	(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	(0.00)

Weighted-average shares used to compute:
Basic	132,414,473	15,915,900	63,298,515	15,915,900
Diluted	132,414,473	15,915,900	63,298,515	15,915,900

The accompanying notes are an integral part of these financial statements.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Cumulative Period from September 30, 2002 (inception of the development stage) to September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(103,668)	$(9,400)	$(294,998)
Adjustments to reconcile net loss to
net cash used in operating activities:
Gain on debt extinguishment	-	-	9,150
Changes in assets and liabilities
Accrued expenses and accounts payable	(5,310)	-	(10,340)
NET CASH USED IN OPERATING ACTIVITIES	(108,978)	(9,400)	(296,188)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	250,000	-	300,000
Repayment of officer’s loan	(234,037)	-	(234,037)
Proceeds from note payable	5,000	-	5,000
Proceeds from officer’s loan	112,404	9,400	249,614
NET CASH PROVIDED BY FINANCING ACTIVITIES	133,367	9,400	320,577

(DECREASE) INCREASE IN CASH	24,389	-	24,389
CASH - BEGINNING OF PERIOD	-	-	-
CASH - END OF PERIOD	$24,389	$-	$24,389
Supplemental disclosure:
Cash paid for interest	$--	$-	$	- --
Cash paid for taxes	$--	$-		$--

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of accounts payable and accrued expenses to common stock, and cancellation of warrants	$-	$4,172		$81,302
Conversion of debt to common stock	$30,000	$-		30,000
Conversion of notes, advances and accrued expenses to common stock	$-	$-		544,503
Conversion of Series A preferred stock, notes and accrued expenses to common stock	$-	$-		408,581

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

The Company anticipates that after an exhaustive search, the Company’s management will have identified and entered into a letter of intent to merge with another company by the end of 2008, if not sooner. As of September 30, 2005, we had a total deficit of $294,998 from operations in pursuit of this objective.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a deficit accumulated during the development stage of $3,967,160 as of September 30, 2005.

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

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $3,967,160 as of September 30, 2005 and negative cash flows from operations during the nine months ending September 30, 2005 of $108,978. The Company continues to incur expenses as a result of being a public company and also during its search for a merger candidate. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital and/or generate positive cash flow from operations. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Specifically, the Company has refocused its efforts on suitable merger candidates. The Company believes its outlook is promising and in particular that internal cashflows will improve and sources of external financing will continue to be available upon demand. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining such financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - OFFICER LOAN RECEIVABLE

The table below details transactions related to the loan payable to the Company's former Chief Executive Officer, Stephen Siedow, during the nine months ended September 30, 2005:

2005
Beginning balance (payable) receivable	$(137,210)
Conversion of debt to common stock	30,000
Advances from officer	(112,404)
Payments	234,037
Ending balance (payable) receivable	$14,423

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

The Company's net deferred tax asset as of September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004
Net operating loss carryforward	$204,000	$160,000
Valuation allowance	(204,000)	(160,000)
Net deferred tax asset	$0	$0

The components of current income tax expense as of September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31,2004
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	(44,000)	(2,100)
Change in valuation allowance	44,000	2,100
Income tax expense	$-	$-

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the Statement of Operations:

	September 30, 2005	December 31, 2004
Tax expense (credit) at statutory rate-federal	(35%)	(15%)
State tax expense net of federal tax	(6%)	(6%)
Changes in valuation allowance	41%	21%
Tax expense at actual rate	0%	0%

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - RELATED PARTY TRANSACTIONS

On March 23, 2005, the Company issued 25,000,000 shares of its common stock to the Company’s president upon the conversion of Stephen Siedow’s loan payable/receivable totaling $30,000 for services to be rendered by Stephen Siedow valued at $20,000.

On August 10, 2005, the Company and Stephen Seidow settled all claims for services and out-of-pocket expenses paid on behalf of the Company for $225,000. Additionally, 10,000,000 of the 25,000,000 shares previously issued to Stephen Siedow were cancelled and returned to the Company. The Company maintains a loan receivable from Stephen Siedow as detailed in Footnote 4 to the financial statements.

Prior to the Company’s settlement with Stephen Siedow on August 10, 2005, the Company's headquarters were located at premises owned by Stephen Siedow. No rent is charged for maintaining the office at this location. The criteria under accounting principles generally accepted in the United States necessary to record contributed facilities within these financial statements were not met. Therefore, the Company has not recorded a value associated with this benefit.

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

On August 8, 2005, in a Regulation S Private Placement, the Company issued 166,666,666 shares of its common stock to a Hong Kong company for an aggregate purchase price of $250,000. This transaction was a change in control event, whereby upon consummating the $250,000 investment, the Hong Kong company had full control over the Board of Directors of the Company and acquired a majority of the outstanding shares of the Company.

Employee stock compensation plans:

The Company has adopted the 1997 Employee Stock Compensation Plan (the "ESC Plan") and the 1997 Compensatory Stock Option Plan (the "CSO Plan") for its employees, officers, directors and advisors. The Company has reserved a maximum of 1,500,000 shares of common stock to be issued under the ESC Plan and 1,000,000 shares of common stock to be issued upon exercise of options granted under the CSO Plan. No options are outstanding at September 30, 2005 and December 31, 2004, respectively.

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

	For the three months ended September 30		For the nine months ended September 30
	2005	2004	2005	2004
Basic loss per common share computation
Net loss available to common stockholders	$(62,093)	$(5,862)	$(103,668)	$(9,400)

Weighted- average shares used to compute:
Basic earnings per share	132,414,473	15,915,900	63,298,515	15,915,900

Earnings (loss) per share of common stock:
Basic	$0.00	$0.00	$0.00	$0.00

	For the three months ended September 30		For the nine months ended September 30
	2005	2004	2005	2004
Dilutive earning (loss) per common share computation
Net earnings (loss) available to common stockholders	$(62,093)	$(5,862)	$(103,668)	$(9,400)

Weighted- average shares used to compute:
Basic earnings per share	132,414,473	15,915,900	63,298,515	15,915,900
Dilutive effect of warrants	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Dilutive weighted earnings per share	132,414,473	15,915,900	63,298,515	15,915,900

Earnings (loss) per share of common stock:
Assuming dilution	$0.00	$0.00	$0.00	$0.00

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

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2004
Warrants	2,500,000	2,500,000

Total	2,500,000	2,500,000

NOTE 9 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

As of the date of this report, the Company was not aware of any threatened or pending legal proceedings against it.

NOTE 10 - NOTE PAYABLE

An unsecured note payable to Free Productions, Ltd (“Free Productions”), a company organized in Hong Kong, China, for $5,000 remained outstanding as of September 30, 2005. The funds were advanced to the Company by Free Productions on February 22, 2005 for working capital purposes. Repayment terms are unscheduled.

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

On May 24, 2001, Vizario entered into a Stock Exchange Agreement and Plan of Reorganization (the "Agreement") with Imaginon, Inc., a Delaware corporation ("Imaginon") and Wireless Web Data, Inc, a Delaware corporation wholly-owned by Imaginon ("WWDI"). WWDI was formed in July of 2000 to develop and commercialize a new application of Imaginon's technology targeted at wireless Web data acquisition, formatting and delivery. By July 2002, both the Company and Imaginon had ceased operations and were dormant entities. The Company was not able to successfully market its wireless technology through WWDI as planned, and disposed of WWDI in September 2002.

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

RESULTS OF OPERATIONS

General and administrative expenses

During the three and nine months ended September 30, 2005 and 2004, Vizario incurred general and administrative expenses of $62,093 and $103,668, respectively. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses.

Net loss available to common stockholders

During the three and nine months ended September 30, 2005 and 2004, Vizario incurred net losses of $62,093 and $103,668, respectively. During the three and nine months ended September 30, 2005 and 2004, the Company had no significant operations. Expenses associated with the legal and accounting obligations of an SEC registrant were the only significant expenses incurred in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Vizario had $24,389 of cash on hand at the end of the quarter and had no other assets to meet ongoing expenses. Since its inception, Vizario has a deficit accumulated during the development stage of $3,967,160.

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

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2005, we do not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer/Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB/A. Based on this evaluation, our Chief Executive Officer/Interim Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 8, 2005, in a Regulation S Private Placement, the Company issued 166,666,666 shares of its common stock to a Hong Kong company under a single stock purchase agreement, for an aggregate purchase price of $250,000.

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

VIZARIO, INC.
(Registrant)

Date: January 25, 2008	/s/ Kelly Yang
Kelly Yang
Chief Executive Officer, Interim Chief
Financial Officer and Principal Accounting Officer