Form 10QSB
period 2006-03-31
VIZARIO INC
filed 2008-02-15
CIK 1097452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Since this Quarterly Report on Form 10-QSB is being filed 21 months after its filing date, many of the events that would have been enumerated herein, particularly the parameters of our business model, have changed or were materially affected by the passage of time and/or events that occurred following the period ending December 31, 2005, the period of our last filing. Accordingly, in the interests of readability and the protection of investors, and in an effort towards presenting our business in its most accurate historical context, we have included relevant subsequent events in this Report that have occurred through the date of our last filing.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

  VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

ASSETS

	2006	2005
	(unaudited)	(audited)
Current Assets
Cash	$-	$-
Prepaid Expenses	$15,000	$-
Total Assets	15,000	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

	2006	2005

Current Liabilities
Accrued Expenses	$20,362	$38,536
Notes Payable (Note 10)	54,650	5,000
Total Current Liabilities	75,012	43,536

Officer Loan Payable (Note 4)	20,000	-
Shares to be Issued (Note 7)	15,000	15,000
Total Liabilities	110,012	58,536

Commitments, Contingencies and Other Matters (Note 9)

Stockholders' Deficit (Note 7)
Preferred stock - $0.001 par value; 5,000,000 authorized; 0 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 197,615,938 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	197,616	197,616
Additional paid in capital	3,802,416	3,802,416
Deficit accumulated during the development stage	(4,095,044)	(4,058,568)
Total Stockholders' Deficit	(95,012)	(58,536)
Total Liabilities and Stockholders' Deficit	$15,000	$-

The accompanying notes are an integral part of these financial statements.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cumulative Period From
	Three Months Ended March 31,		September 30, 2002 (inception of the development stage) to
	2006	2005	March 31, 2006

Net sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit (loss)	-	-	-

Operating expenses
Selling, general and administrative expense	36,476	35,807	432,032

Total operating expenses	36,476	35,807	432,032

Loss from operations	(36,476)	(35,807)	(432,032)

Other income
Gain on extinguishment of debt	-	-	9,150
Total Other income	-	-	9,150

Net loss before income taxes	(36,476)	(35,807)	(422,882)

Provision for income taxes	-	-	-

Net loss	$(36,476)	$(35,807)	$(422,882)

Loss per common share
Basic	$0.00	$0.00	(0.00)
Diluted	$0.00	$0.00	(0.00)

Weighted-average shares used to compute:
Basic	197,615,938	31,929,003
Diluted	197,615,938	31,929,003

The accompanying notes are an integral part of these financial statements.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Cumulative Period from September 30, 2002 (inception of the development stage) to March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(36,476)	$(35,807)	$(422,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	20,000	15,000
Bad debt expense	-	-	35,027
Gain on debt extinguishment	-	-	9,150
Changes in assets and liabilities
Prepaid expenses	(15,000)	-	(15,000)
Accrued expenses and accounts payable	(18,174)	(1,990)	9,082
NET CASH USED IN OPERATING ACTIVITIES	(69,650)	(17,797)	(369,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	300,000
Repayment of officer’s loan	-	(5,901)	(254,740)
Proceeds from notes payable	49,650	5,000	54,650
Proceeds from officer’s loan	20,000	30,000	269,713
NET CASH PROVIDED BY FINANCING ACTIVITIES	69,650	29,099	369,623

INCREASE IN CASH	-	11,302	-
CASH - BEGINNING OF PERIOD	-	-	-
CASH - END OF PERIOD	$-	$11,302	$-
			-
Supplemental disclosure:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of accounts payable and accrued expenses to common stock, and cancellation of warrants	$—	$—	$81,302
Conversion of debt to common stock	$—	$30,000	30,000
Conversion of notes, advances and accrued expenses to common stock	$—	$—	544,503
Conversion of Series A preferred stock, notes and accrued expenses to common stock	$—	$—	408,581

The accompanying notes are an integral part of these financial statements.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financials statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for Vizario, Inc. filed for the year ended December 31, 2005.

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

The Company anticipates that after an exhaustive search, the Company’s management will have identified and entered into a letter of intent to merge with another company by the end of 2008, if not sooner. As of March 31, 2006, we had a total deficit of $422,882 from operations in pursuit of this objective.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a deficit accumulated during the development stage of $4,095,044 as of March 31, 2006.

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

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents. All cash is held in large banks located in Hong Kong and the PRC or is cash in hand.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $4,095,044 as of March 31, 2006 and negative cash flows from operations during the three months ending March 31, 2006 of $69,650. The Company continues to incur expenses as a result of being a public company and also during its search for a merger candidate. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital and/or generate positive cash flow from operations. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Specifically, the Company has refocused its efforts on suitable merger candidates. The Company believes its outlook is promising and in particular that internal cashflows will improve and sources of external financing will continue to be available upon demand. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining such financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - OFFICER LOAN PAYABLE

The table below details transactions related to the loan payable to the Company's Chief Executive Officer during the three months ended March 31, 2006:

2006
Beginning balance payable	$-
Advances from officer	20,000
Ending balance payable	$20,000

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

The Company's net deferred tax asset as of March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005
Net operating loss carryforward	$119,000	$104,000
Valuation allowance	(119,000)	(104,000)
Net deferred tax asset	$0	$0

The components of current income tax expense as of March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	15,000	80,000
Change in valuation allowance	(15,000)	(80,000)
Income tax expense	$-	$-

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2006	December 31, 2005
Tax expense (credit) at statutory rate-federal	(35%)	(35%)
State tax expense net of federal tax	(6%)	(6%)
Changes in valuation allowance	41%	41%
Tax expense at actual rate	0%	0%

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company’s CEO advanced $20,000 to the company on March 1, 2006 for working capital needs. Repayment terms are unscheduled.

The Company's headquarters are located at premises owned by a significant shareholder of the Company from the PRC. No rent is charged for maintaining the office at this location. The criteria under accounting principles generally accepted in the United States of America necessary to record contributed facilities within these financial statements were not met. Therefore, the Company has not recorded a value associated with this benefit.

NOTE 7 - STOCKHOLDERS' DEFICIT

Effective November 1, 2005, the Company hired its new Chief Executive Officer and signed an employment contract. The Chief Executive Officer received a sign-on bonus of 10,000,000 shares of the Company’s common stock, payable on or before December 31, 2007. The Company valued this share issuance at $15,000 and has expensed the full portion of the stock based compensation during the year ended December 31, 2005. The shares of common stock had not been issued as of March 31, 2006 and as such were included as a long term liability on the Company’s balance sheet.

Employee stock compensation plans:

The Company has adopted the 1997 Employee Stock Compensation Plan (the "ESC Plan") and the 1997 Compensatory Stock Option Plan (the "CSO Plan") for its employees, officers, directors and advisors. The Company has reserved a maximum of 1,500,000 shares of common stock to be issued under the ESC Plan and 1,000,000 shares of common stock to be issued upon exercise of options granted under the CSO Plan. No options are outstanding at March 31, 2006 and December 31, 2005, respectively.

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

	For the three months ended March 31
	2006	2005
Basic loss per common share computation
Net loss available to common stockholders	$(36,476)	$(35,807)

Weighted- average shares used to compute:
Basic earnings per share	197,615,938	31,929,003

Earnings (loss) per share of common stock:
Basic	$0.00	$0.00

	For the three months ended March 31
	2006	2005
Dilutive earning (loss) per common share computation
Net earnings (loss) available to common stockholders	$(36,476)	$(35,807)

Weighted- average shares used to compute:
Basic earnings per share	197,615,938	31,929,003
Dilutive effect of warrants	Anti-dilutive	Anti-dilutive
Dilutive weighted earnings per share	197,615,938	31,929,003

Earnings (loss) per share of common stock:
Assuming dilution	$0.00	$0.00

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

	Three months ended	Three months ended
	March 31, 2006	March 31, 2005
Warrants	2,500,000	2,500,000

Total	2,500,000	2,500,000

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

As of the date of this report, the Company was not aware of any threatened or pending legal proceedings against it.

NOTE 10 - NOTES PAYABLE

An unsecured note payable to Free Productions, Ltd (“Free Productions”), a company organized in Hong Kong, China, for $5,000 remained outstanding as of March 31, 2006. The funds were advanced to the Company by Free Productions on February 22, 2005 for working capital purposes. Repayment terms are unscheduled.

An unsecured note payable to Bloomen, Ltd (“Bloomen”), a British Virgin Islands company, for $39,650 remained outstanding as of March 31, 2006. The funds were advanced to the Company by Bloomen during the three months ended March 31, 2006 for working capital purposes. Repayment terms are unscheduled.

An unsecured note payable to World East Corporation (“World East”), a company organized in The People’s Republic of China, for $10,000 remained outstanding as of March 31, 2006. The funds were advanced to the Company by World East during the three months ended March 31, 2006 for working capital purposes. Repayment terms are unscheduled.

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

Overview

The following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2005.

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

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents. All cash is held in large banks located in Hong Kong and the PRC or is cash in hand.

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

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to classifications used in the 2006 financial statements.

RESULTS OF OPERATIONS

General and administrative expenses

During the three months ended March 31, 2006 and 2005, Vizario incurred general and administrative expenses of $36,476 and $35,807, respectively. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses.

Net loss available to common stockholders

During the three months ended March 31, 2006 and 2005, Vizario incurred net losses of $36,476 and $35,807, respectively. During the three months ended March 31, 2006 and 2005, the Company had no significant operations. Expenses associated with the legal and accounting obligations of an SEC registrant were the only significant expenses incurred in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Vizario had $0 of cash on hand at the end of the quarter and had no other assets to meet ongoing expenses. Since its inception, Vizario has a deficit accumulated during the development stage of $4,095,044.

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

GOING CONCERN OPINION

We have limited capital resources and require additional funding to sustain our operations, accomplish our growth objectives and market our planned products and services. Our continued existence is dependent upon several factors, primarily our ability to attain a substantial base of subscribers to our web-based mobile asset management system and to raise additional capital. We may not be successful in our efforts to generate operating cash flows through the execution of our business plan or be able to raise the capital we need to sustain our operations. As a result, our independent certified public accountants have stated in their report included in our December 31, 2005 Form 10-KSB, that we have recurring operating losses and a lack of working capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2006, we do not have any off-balance sheet arrangements.

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

VIZARIO, INC.
(Registrant)

Date: February 15, 2008	/s/ Kelly Yang
Kelly Yang
Chief Executive Officer, Interim Chief
Financial Officer and Principal Accounting Officer