Form 10QSB
period 2006-09-30
VIZARIO INC
filed 2008-02-19
CIK 1097452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ | QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ | No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒ | No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 19, 2007, the issuer had 397,615,938 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes ☒ No ☐

Since this Quarterly Report on Form 10-QSB is being filed 15 months after its filing date, many of the events that would have been enumerated herein, particularly the parameters of our business model, have changed or were materially affected by the passage of time and/or events that occurred following the period ending December 31, 2005, the period of our last filing. Accordingly, in the interests of readability and the protection of investors, and in an effort towards presenting our business in its most accurate historical context, we have included relevant subsequent events in this Report that have occurred through the date of our last filing.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	2006	2005
	(unaudited )	(audited )
ASSETS
Current Assets
Cash held in trust	$124,809	$-
Prepaid expenses	15,000	-
Total Current Assets	139,809	-
Other Assets
Convertible Promissory Note Receivable (Note 5)	378,377	-
Total Assets	$518,186	$-

	2006	2005
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$35,336	$38,536
Note payable (Note 12)	5,000	5,000
Total Current Liabilities	40,336	43,536
Shares to be Issued (Note 9)	15,000	15,000
Officer Loan Payable (Note 6)	20,000	-
Total Liabilities	75,336	58,536

Commitments, Contingencies and Other Matters (Note 11)

Stockholders' Equity (Deficit) (Note 9)
Preferred stock - $0.001 par value; 5,000,000 authorized; 0 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 397,615,938 and 197,615,938 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	397,616	197,616
Additional paid in capital	4,202,416	3,802,416
Deficit accumulated during the development stage	(4,157,182)	(4,058,568)
Total Stockholders' Equity ( Deficit)	442,850	(58,536)
Total Liabilities and Stockholders ’ Equity (Deficit)	$518,186	$-

The accompanying notes are an integral part of these financial statements.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period From September 30, 2002 (inception of the development stage) to
	2006	2005	2006	2005	September 30, 2006
Net sales	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-
Gross profit (loss)	-	-	-	-	-

Operating expenses
Selling, general and administrative expense	24,688	62,093	114,069	103,668	509,654

Total operating expenses	24,688	62,093	114,069	103,668	509,654

Loss from operations	(24,688)	(62,093)	(114,069)	(103,668)	(509,654)

Other income
Interest income	9,278	-	15,484	-	15,484
Gain on debt extinguishment	-	-	-	-	9,150
Total other income	9,278	-	15,484	-	24,634

Net loss before taxes	(15,409)	(62,093)	(98,614)	(103,668)	(485,020)

Provision for income taxes	-	-	-	-	-

Net loss	$(15,409)	$(62,093)	$(98,614)	$(103,668)	$(485,020)

Loss per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average shares used to compute:
Basic loss per common share	397,615,938	132,414,473	63,298,515	306,773,447
Diluted loss per common share	397,615,938	132,414,473	63,298,515	306,773,447

The accompanying notes are an integral part of these financial statements.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Cumulative Period from September 30, 2002 (inception of the development stage) to September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(98,614)	$(103,668)	$(485,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	-	-	9,150
Bad debt expense	-	-	35,027
Stock based compensation	-	-	15,000
Changes in assets and liabilities
Prepaid expenses	(15,000)	-	(15,000)
Convertible promissory notes receivable	(378,376)	-	(378,376)
Accrued expenses and accounts payable	(3,201)	(5,310)	24,055
NET CASH USED IN OPERATING ACTIVITIES	(495,191)	(108,978)	(795,164)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	600,000	250,000	900,000
Repayment of officer’s loan	-	(234,037)	(254,740)
Proceeds from note payable	-	5,000	5,000
Proceeds from officer’s loan	20,000	112,404	269,713
NET CASH PROVIDED BY FINANCING ACTIVITIES	620,000	133,367	919,973

INCREASE IN CASH	124,809	24,389	124,809
CASH - BEGINNING OF PERIOD	-	-	-
CASH - END OF PERIOD	$124,809	$24,389	$124,809
Supplemental disclosure:
Cash paid for interest	$—	$-	$—
Cash paid for taxes	$—	$-	$—

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of accounts payable and accrued expenses to common stock, and cancellation of warrants	$-	$-	$81,302
Conversion of debt to common stock	$-	$30,000	$30,000
Conversion of notes, advances and accrued expenses to common stock	$-	$-	$544,503
Conversion of Series A preferred stock, notes and accrued expenses to common stock	$-	$-	$408,581

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

The Company anticipates that after an exhaustive search, the Company’s management will have identified and entered into a letter of intent to merge with another company by the end of 2008, if not sooner. As of September 30, 2006, we had a total deficit of $485,020 from operations in pursuit of this objective.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a deficit accumulated during the development stage of $4,157,182 as of September 30, 2006.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $4,157,152 as of September 30, 2006 and negative cash flows from operations during the nine months ending September 30, 2006 of $495,191. The Company continues to incur expenses as a result of being a public company and also during its search for a merger candidate. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital and/or generate positive cash flow from operations. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Specifically, the Company has refocused its efforts on suitable merger candidates. The Company believes its outlook is promising and in particular that internal cashflows will improve and sources of external financing will continue to be available upon demand. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining such financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - CASH HELD IN TRUST

The table below details transactions with World East Corporation during the nine months ended September 30, 2006. World East Corporation is a People’s Republic of China corporation and has agreed to hold cash in trust on behalf of the Company in order to pay the Company’s bills received from third parties such as attorneys, accountants and other vendors associated with the Company’s status as a public company and also in relation to its search for a merger candidate. The Company has not maintained its own operating bank account since November, 2005.

2006
Beginning balance	$-
Advances to World East Corporation	200,000
Payments to vendors on behalf of Vizario, Inc.	(75,191)
Ending balance	$124,809

NOTE 5 - CONVERTIBLE PROMISSORY NOTE RECEIVABLE

The table below details transactions related to the convertible promissory note receivable from Bloomen Ltd during the nine months ended September 30, 2006:

2006
Beginning balance	$-
Advances to Bloomen Ltd	400,000
Imputed interest income	15,484
Payments to vendors on behalf of Vizario, Inc.	(37,107)
Ending balance	$378,377

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

Interest income has been inputted on this promissory note for the period from May 4, 2006 through September 30, 2006 using an interest rate of 10%, which resulted in total interest income of $15,484.

NOTE 6 - OFFICER LOAN PAYABLE

The table below details transactions related to the loan payable to the Company's Chief Executive Officer, during the nine months ended September 30, 2006:

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

The Company's net deferred tax asset as of September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005
Net operating loss carryforward	$144,000	$104,000
Valuation allowance	(144,000)	(104,000)
Net deferred tax asset	$-	$-

The components of current income tax expense as of September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	(40,000)	(80,000)
Change in valuation allowance	40,000	80,000
Income tax expense	$-	$-

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the Statement of Operations:

	September 30, 2006	December 31, 2005
Tax expense (credit) at statutory rate-federal	(35%)	(35%)
State tax expense net of federal tax	(6%)	(6%)
Changes in valuation allowance	41%	41%
Tax expense at actual rate	0%	0%

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

Effective November 1, 2005, the Company hired its new Chief Executive Officer and signed and employment contract. The Chief Executive Officer received a sign-on bonus of 10,000,000 shares of the Company’s common stock, payable on or before December 31, 2007. The Company valued this share issuance at $15,000 and expensed the full portion of the stock based compensation during the year ended December 31, 2005. The shares of common stock had not been issued as of September 30, 2006 and as such were included as a long term liability on the Company’s balance sheet.

Employee stock compensation plans:

The Company has adopted the 1997 Employee Stock Compensation Plan (the "ESC Plan") and the 1997 Compensatory Stock Option Plan (the "CSO Plan") for its employees, officers, directors and advisors. The Company has reserved a maximum of 1,500,000 shares of common stock to be issued under the ESC Plan and 1,000,000 shares of common stock to be issued upon exercise of options granted under the CSO Plan. No options are outstanding at September 30, 2006 and December 31, 2005, respectively.

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

	For the three months ended September 30		For the nine months ended September 30
	2006	2005	2006	2005
Basic loss per common share computation
Net loss available to common stockholders	$(15,409)	$(62,093)	$(98,614)	$(103,668)

Weighted- average shares used to compute:
Basic earnings per share	132,414,473	132,414,473	63,298,515	63,298,515

Earnings (loss) per share of common stock:
Basic	$0.00	$0.00	$0.00	$0.00

	For the three months ended September 30		For the nine months ended September 30
	2006	2005	2006	2005
Dilutive earning (loss) per common share computation
Net earnings (loss) available to common stockholders	$(15,409)	$(62,093)	$(98,614)	$(103,668)

Weighted- average shares used to compute:
Basic earnings per share	397,615,938	132,414,473	63,298,515	306,773,447
Dilutive effect of warrants	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Dilutive weighted earnings per share	397,615,938	132,414,473	63,298,515	306,773,447

Earnings (loss) per share of common stock:
Assuming dilution	$0.00	$0.00	$0.00	$0.00

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 - LOSS PER SHARE (CONTINUED)

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

	Nine months ended	Nine months ended
	September 30, 2006	September 30, 2005
Warrants	2,500,000	2,500,000

Total	2,500,000	2,500,000

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

As of the date of this report, the Company was not aware of any threatened or pending legal proceedings against it.

NOTE 12 - NOTE PAYABLE

An unsecured note payable to Free Productions, Ltd (“Free Productions”), a company organized in Hong Kong, China, for $5,000 remained outstanding as of September 30, 2006. The funds were advanced to the Company by Free Productions on February 22, 2005 for working capital purposes. Repayment terms are unscheduled.

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

On May 1, 2006, the Company issued 200,000,000 shares of its common stock to a British Virgin Islands entity for $600,000. This transaction was a change in control event whereby the British Virgin Islands entity acquired a majority of the outstanding shares of the Company.

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

RESULTS OF OPERATIONS

General and administrative expenses

During the nine months ended September 30, 2006 and 2005, Vizario incurred general and administrative expenses of $98,614 and $103,668, respectively. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses.

Net loss available to common stockholders

During the nine months ended September 30, 2006 and 2005, Vizario incurred net losses of $98,614 and $103,668, respectively. During the nine months ended September 30, 2006 and 2005, the Company had no significant operations. Expenses associated with the legal and accounting obligations of an SEC registrant were the only significant expenses incurred in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Vizario had $0 of cash on hand at the end of the quarter and had no other assets to meet ongoing expenses. Since its inception, Vizario has a deficit accumulated during the development stage of $4,157,182.

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

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2006, we do not have any off-balance sheet arrangements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .

None.

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

VIZARIO, INC.
(Registrant)

Date: February 19, 2008	/s/ Kelly Yang
Kelly Yang
Chief Executive Officer, Interim Chief
Financial Officer and Principal Accounting Officer