Form 10KSB
period 2006-12-31
VIZARIO INC
filed 2008-03-07
CIK 1097452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of December 31, 2006, the aggregate market value of the issuer’s common stock held by non-affiliates was $92,847.82 (based on the closing price of $0.0001 per share of common stock on December 6, 2006, as reported by the Over-the-Counter Bulletin Board).

State the number of shares outstanding of each of the issuer’s classes of common equity as of December 31, 2006: 397,615,938

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

Since this Annual Report on Form 10-KSB is being filed 10 months after its due date, many of the events that would have been enumerated herein, particularly the parameters of our business model, have changed or were materially affected by the passage of time and/or events that occurred following the period ending September 30, 2006, the period of our last filing. Accordingly, in the interests of readability and the protection of investors, and in an effort towards presenting our business in its most accurate historical context, we have included relevant subsequent events in this Report that have occurred through the date of our last filing.

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

In January and February of 2003, the Company sold 400,000 shares of common stock for $50,000 or $0.125 per share. In April and May holders of $524,500 of the $669,500 of outstanding notes and advances payable at December 31, 2002 converted their outstanding balances, along with accrued interest of $20,003 into 4,196,000 shares of common stock. In April 2002, the Series A preferred stockholder converted $50,000 of Series A preferred stock into 989,509 shares of common stock. This preferred stockholder also held a $145,000, 8% convertible promissory note. In 2003, the $203,000 of Series A preferred stock, the promissory note, and accrued dividends, penalties and interest of $60,581 were converted into 215,923 shares of common stock plus a warrant to purchase 1,500,000 shares of common stock at $.001 per share. The warrant that the preferred stockholder previously held for 1,000,000 shares of common stock was modified to reflect an exercise price of $0.001 per share. Both of these warrants are identical in terms and features. The warrants limit the holders to a 9.99% beneficial ownership of the Company's outstanding common stock and are exercisable until April 10, 2007. The warrants to purchase 2,500,000 shares of the Company's common stock at $0.001 per share remained outstanding as of December 31, 2006.

On August 8, 2005, in a Regulation S Private Placement, the Company issued 166,666,666 shares of its common stock to World East Corporation, a Hong Kong company for an aggregate purchase price of $250,000. This transaction was a change in control event, whereby upon consummating the $250,000 investment, World East Corporation had a majority of the outstanding shares of the Company.

On May 1, 2006, the Company sold 200,000,000 shares of its common stock to China IPTV Industry Park Holdings, Ltd, a British Virgin Islands entity for gross proceeds of $600,000. This transaction was a change in control event, whereby upon consummating the $600,000 investment, China IPTV Industry Park Holdings, Ltd. acquired a majority of the outstanding shares of the Company.

Vizario owns no real estate and has no full time employees, and it will have no operations of its own unless and until it engages in one or more of the activities described below under this ITEM 1. Vizario is a blank check company which intends to enter into a business combination with one or more as yet unidentified privately held businesses.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a deficit accumulated during the development stage of $4,190,416 as of December 31, 2006.

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

COMBINATION SUITABILITY STANDARDS

The analysis of candidate companies will be undertaken by or under the supervision of Vizario's CEO, who is not a professional business analyst. See the section entitled "RISK FACTORS" below. To a large extent, a decision to participate in a specific combination may be made upon management's analysis of the quality of the candidate company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the candidate will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to objectively quantify or analyze. In many instances, it is anticipated that the historical operations of a specific candidate may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Vizario will be dependent upon the owners and management of a candidate to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because Vizario may participate in a business combination with a newly organized candidate or with a candidate which is entering a new phase of growth, it should be emphasized that Vizario will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for the candidate's products or services will likely not be established, and the candidate may not be profitable when acquired.

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

We are delinquent in filing reports with the SEC. Although we are required to file annual, quarterly and special reports, and other information with the Securities and Exchange Commission (the “SEC”), we are materially delinquent in our filing of these required reports. During 2008, we filed our Form 10-QSB/A Quarterly Report for the nine months ended September 30, 2005, on January 25, 2008 and our Form 10-K for the year ended December 31, 2005 on January 24, 2008. On February 15, 2008 we filed our Form 10-QSB for the three months ended March 31, 2006 and six months ended June 30, 2006. On February 19, 2008 we filed our Form 10-QSB for the nine months ended September 30, 2006. We have not filed any Form 10-QSB Quarterly Reports for any period during the fiscal year ended December 31, 2007. Accordingly, and prior to this report, there has been limited public information on which to base an informed investment decision concerning our securities.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company's headquarters are located at premises owned by a significant shareholder of the Company from the PRC. No rent is charged for maintaining the office at this location. The criteria under accounting principles generally accepted in the United States of America necessary to record contributed facilities within these financial statements were not met. Therefore, the Company has not recorded a value associated with this benefit. Vizario niether owns nor leases any real estate or other properties at the present time.

ITEM 3. LEGAL PROCEEDINGS.

There are no legal proceedings which are pending or have been threatened against Vizario or any officer, director or control person of which management is aware.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote or for the written consent of security stockholders for the year ended December 31, 2006, and no meeting of stockholders was held.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES .

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

	HIGH	LOW
2004 FISCAL YEAR
First Quarter	$0.0001	$0.0001
Second Quarter	$0.0001	$0.0001
Third Quarter	$0.0010	$0.0001
Fourth Quarter	$0.0030	$0.0001

2005 FISCAL YEAR
First Quarter	$0.0001	$0.0001
Second Quarter	$0.0001	$0.0001
Third Quarter	$0.0001	$0.0001
Fourth Quarter	$0.0001	$0.0001

HOLDERS

Vizario has approximately 200 stockholders of record. Vizario has 397,615,938 common shares issued and outstanding, of which (i) 15,949,272 shares are unrestricted and not held by affiliates, (ii) 15,949,272 shares are restricted but subject to Rule 144 and not held by affiliates, and (iii) 15,000,000 shares are held by Stephen M. Siedow, the Company’s former CEO.

DIVIDENDS

Since our inception, we have not paid dividends on our common stock. We do not expect to pay dividends on our common stock in the foreseeable future; rather we intend to retain any earnings for use in our business activities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of the year ended December 31, 2006, certain information with respect to Vizario's compensation plans and individual compensation arrangements to which Vizario is a party, if any, under which any equity securities of Vizario are authorized for issuance.

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

RECENT SALES OF UNREGISTERED SECURITIES

We had no sales of unregistered securities during the fourth quarter of 2006.

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

LIQUIDITY and CAPITAL RESOURCES

Vizario has no commitment for any capital expenditure and foresees none. However, Vizario will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Vizario's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Exchange Act, did not exceed $200,000 in the fiscal year ending December 31, 2007. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Related Party Transactions

Related party transactions are fully disclosed within Vizario’s financial statements for the year ended December 31, 2006 and 2005, respectively.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense charged to operations amounted to $0 for each of the years ended December 31, 2006 and 2005.

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

Stock based compensation for the year ended December 31, 2006 and 2005 was $0 and $15,000, respectively.

New Accounting Pronouncements

In May 2005, The FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principal. FASB Statement No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005. This statement did not impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of FASB Statement No.133, "Accounting for Derivative Instruments and Hedging Activities" and FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement permits fair value re measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets", an amendment of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amended several other FASB Statements. SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in other comprehensive income of unrecognized gains or losses and prior service costs or credits arising during the period. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with sponsors year-end. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

The FASB issued FASB Interpretation No.(“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” in July 2006 .This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for Sinoenergy in the first quarter of 2008. We continue to evaluate the impact of this interpretation, and do not anticipate its adoption will have a material effect on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when quantifying misstatements in Current Year Financial Statements,” which eliminated the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 is effective for Sinoenergy and is consistent with our historical practices for assessing such matters when circumstances have required such an evaluation. Accordingly, we do not believe that adoption of SAB 108 will have any impact on us.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115,” which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We do not presently have any financial assets or liabilities that we would elect to measure at fair value, and therefore we expect this standard will have no impact on our financial statements.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to classifications used in the 2006 financial statements.

RESULTS OF OPERATIONS

COMPARISON OF THE TWELVE MONTHS ENDED DECEMBER 31, 2006 TO THE TWELVE MONTHS ENDED DECEMBER 31, 2005

Operations : The Company had revenue of $0 in each of the years ended December 31, 2006 and 2005, respectively. The Company did not have significant business operations in each of the years 2006 and 2005.

General and Administrative Expenses : Total general and administrative expenses in 2006 were $156,132 as compared to $195,076 in 2005. The Company continued to incur legal and accounting expenses while the Company’s management searched on a part-time basis for possible business acquisitions.

Net loss : The Company’s net loss for the year ended December 31, 2006 and 2005 was $131,848 and $195,076, respectively. The Company’s net income (loss) per common share (basic and diluted) was $0.00 and $0.00 for the years ended December 31, 2006 and 2005, respectively. The loss is due to the fact that the Company had no significant operations and was in the process of attempting to maintain its public filings status and also seek out possible potential merger candidates.

The basic and diluted weighted average number of outstanding shares was 330,033,520 and 97,625,071 for the years ended December 31, 2006 and 2005, respectively.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements and related notes are included as part of this Annual Report as indexed on pages 17 through 38.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vizario, Inc. ( A Development Stage Company)

We have audited the accompanying balance sheet of Vizario, Inc. (A Development Stage Company) as at December 31, 2006 and 2005 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Vizario, Inc. from inception of the development stage on September 30, 2002 through December 31, 2004, were audited by other auditors whose report dated January 24, 2005, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Vizario, Inc. (A Development Stage Company) as at December 31, 2006 and 2005 and the results of its operations, cash flows and changes in stockholders' deficit for the year then ended and from the inception of the development stage on September 30, 2006 through December 31, 2006, in accordance with accounting principles generally accepted in the United States of America.

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

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 7, 2008

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND DECEMBER 31, 2005

	2006	2005

ASSETS
Current Assets
Cash held in trust (Note 4)	$106,230	$-
Prepaid expenses	15,000	-
Total Current Assets	121,230	-
Other Assets
Convertible Promissory Note Receivable (Note 5)	372,176	-
Total Other Assets	372,176	-
Total Assets	$493,406	$-

	2006	2005

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$43,790	$38,536
Note payable (Note 12)	5,000	5,000
Total Current Liabilities	48,790	43,536

Shares to be issued (Note 9)	15,000	15,000
Loan payable - officer (Note 6)	20,000	-
Total Liabilities	83,790	58,536

Commitments, Contingencies and Other Matters (Note 11)

Stockholders' Equity (Deficit) (Note 9)
Preferred stock - $0.001 par value; 5,000,000 authorized; 0 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 397,615,938 and 197,615,938 issued and outstanding at December 31, 2006 and December 31, 2005, respectively	397,616	197,616
Additional paid in capital	4,202,416	3,802,416
Deficit accumulated during the development stage	(4,190,416)	(4,058,568)
Total Stockholders' Equity (Deficit)	409,616	(58,536)
Total Liabilities and Stockholders' Equity (Deficit)	$493,406	$-

The accompanying notes are an integral part of these financial statements.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Cumulative Period from September 30, 2002 (inception of the development stage) to
	2006	2005	December 31, 2006

Revenues	$-	$-	$-

Costs of Goods Sold	-	-	-

Gross Profit	-	-	-

Operating expenses:

Selling, General and Administrative Expenses	156,132	195,076	551,688

Operating loss	(156,132)	(195,076)	(551,688)

Other income
Interest income	24,284	-	24,284
Gain on debt extinguishment	-	-	9,150

Total other income	24,284	-	33,434

Net loss before income taxes	(131,848)	(195,076)	(518,254)

Provision for income taxes	-	-	-

Net loss	$(131,848)	$(195,076)	$(518,254)

Per share information
Net loss - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	330,033,520	97,625,071

The accompanying Notes are an integral part of these financial statements.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
AS OF DECEMBER 31, 2006

	Common Stock		Additional Paid	Deficit Accumulated During the Development
	Shares	Par $.001	In Capital	Stage	Total
Balance, September 30, 2002	10,792,681	$10,793	$2,624,853	$(3,672,162)	$(1,036,516)
Net loss	-	-	-	(32,474)	(32,474)
Balance, December 31, 2002	10,792,681	10,793	2,624,853	(3,704,636)	$(1,068,990)
Issuance of common stock, Series A conversion	215,923	216	408,365	-	408,581
Issuance of common stock, debt conversion	4,507,296	4,507	617,126	-	621,633
Issuance of common stock, for cash	400,000	400	49,600	-	50,000
Net loss	-	-	-	(148,773)	(148,773)
Balance, December 31, 2003	15,915,900	15,916	3,699,944	(3,853,409)	$(137,549)
Issuance of common stock, conversion of accrued expenses	33,372	33	4,139	-	4,172
Net loss	—	-	-	(10,083)	(10,083)
Balance, December 31, 2004	15,949,272	15,949	3,704,083	(3,863,492)	(143,460)
Issuance of common stock, for compensation	10,000,000	10,000	10,000	-	20,000
Rescinding of stock issuance for services	(10,000,000)	(10,000)	(10,000)	-	(20,000)
Issuance of common stock, debt conversion	15,000,000	15,000	15,000		30,000
Issuance of common stock, for cash	166,666,666	166,666	83,334	-	250,000
Net loss	-	-		(195,076)	(195,076)
Balance, December 31, 2005	197,615,938	197,616	3,802,416	(4,058,568)	(58,536)
Issuance of common stock, for cash	200,000,000	200,000	400,000	-	600,000
Net loss	-	-		(131,848)	(131,848)
Balance, December 31, 2006	397,615,938	397,616	$4,202,416	$(4,190,416)	$409,616

The accompanying notes are an integral part of these financial statements.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	Year Ended December 31, 2005	Cumulative Period from September 30, 2002 (inception of the development stage) to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(131,848)	$(195,076)	$(518,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	-	-	9,150
Stock based compensation	-	15,000	15,000
Bad debt expense	-	35,027	35,027
Changes in assets and liabilities
Prepaid expenses	(15,000)	-	(15,000)
Convertible promissory notes receivable	(372,175)	-	(372,175)
Accrued expenses and accounts payable	5,253	32,286	32,509
NET CASH USED IN OPERATING ACTIVITIES	(513,770)	(112,763)	(813,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	600,000	250,000	900,000
Repayment of officer’s loan	-	(254,740)	(254,740)
Proceeds from note payable	-	5,000	5,000
Proceeds from officer’s loan	20,000	112,503	269,713
NET CASH PROVIDED BY FINANCING ACTIVITIES	620,000	112,763	919,973

INCREASE IN CASH	106,230	-	106,230
CASH - BEGINNING OF PERIOD	-	-	-
CASH - END OF PERIOD	$106,230	$-	$106,230
Supplemental disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of accounts payable and accrued expenses to common stock, and cancellation of warrants	$-	$-	$81,302
Conversion of debt to common stock	$-	$30,000	$30,000
Conversion of notes, advances and accrued expenses to common stock	$-	$-	$544,503
Conversion of Series A preferred stock, notes and accrued expenses to common stock	$-	$-	$408,581

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

The Company anticipates that after an exhaustive search, the Company’s management will have identified and entered into a letter of intent to merge with another company by the end of 2008, if not sooner. As of December 31, 2006, we had a total deficit of $518,254 from operations in pursuit of this objective.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a deficit accumulated during the development stage of $4,190,416 as of December 31, 2006.

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

Related Party Transactions

Related party transactions are fully disclosed within Vizario’s financial statements for the year ended December 31, 2006 and 2005, respectively.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

The Company expenses all advertising costs as incurred. Advertising expense charged to operations amounted to $0 for each of the years ended December 31, 2006 and 2005.

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

Stock based compensation for the year ended December 31, 2006 and 2005 was $0 and $15,000, respectively.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to classifications used in the 2006 financial statements.

New Accounting Pronouncements

In May 2005, The FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principal. FASB Statement No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005. This statement did not impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of FASB Statement No.133, "Accounting for Derivative Instruments and Hedging Activities" and FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement permits fair value re measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets", an amendment of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amended several other FASB Statements. SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in other comprehensive income of unrecognized gains or losses and prior service costs or credits arising during the period. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with sponsors year-end. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

The FASB issued FASB Interpretation No.(“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” in July 2006 .This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for Sinoenergy in the first quarter of 2008. We continue to evaluate the impact of this interpretation, and do not anticipate its adoption will have a material effect on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when quantifying misstatements in Current Year Financial Statements,” which eliminated the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 is effective for Sinoenergy and is consistent with our historical practices for assessing such matters when circumstances have required such an evaluation. Accordingly, we do not believe that adoption of SAB 108 will have any impact on us.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115,” which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We do not presently have any financial assets or liabilities that we would elect to measure at fair value, and therefore we expect this standard will have no impact on our financial statements.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $4,190,416 as of December 31, 2006 and negative cash flows from operations during the year ending December 31, 2006 of $513,770. The Company continues to incur expenses as a result of being a public company and also during its search for a merger candidate. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital and/or generate positive cash flow from operations. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Specifically, the Company has refocused its efforts on suitable merger candidates. The Company believes its outlook is promising and in particular that internal cashflows will improve and sources of external financing will continue to be available upon demand. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining such financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
NOTE 4 – CASH HELD IN TRUST

The table below details transactions with World East Corporation during the year ended December 31, 2006.  World East Corporation is a People’s Republic of China corporation and has agreed to hold cash in trust on behalf of the Company in order to pay the Company’s bills received from third parties such as attorneys, accountants and other vendors associated with the Company’s status as a public company and also in relation to its search for a merger candidate.  The Company has not maintained its own operating bank account since November, 2005.

2006
Beginning balance	$-
Advances to World East Corporation	200,000
Payments to vendors on behalf of Vizario, Inc.	(93,770)
Ending balance	$106,230

NOTE 5 – CONVERTIBLE PROMISSORY NOTE RECEIVABLE

The table below details transactions related to the convertible promissory note receivable from Bloomen Ltd during the year ended December 31, 2006:

2006
Beginning balance	$-
Advances to Bloomen Ltd	400,000
Imputed interest income	24,283
Payments to vendors on behalf of Vizario, Inc.	(52,107)
Ending balance	$372,176

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

Interest income has been inputted on this promissory note for the period from May 4, 2006 through December 31, 2006 using an interest rate of 10%, which resulted in total interest income of $24,284.

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OFFICER LOAN PAYABLE

The table below details transactions related to the loan payable to the Company's Chief Executive Officer during the year ended December 31, 2006:

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

The Company's net deferred tax asset as of December 31, 2006 and December 31, 2005 consisted of the following:

	December 31, 2006	December 31, 2005
Net operating loss carryforward	$158,000	$104,000
Valuation allowance	(158,000)	(104,000)
Net deferred tax asset	$0	$0

The components of current income tax expense as of December 31, 2006 and 2005, respectively, consisted of the following:

	December 31, 2006	December 31, 2005
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	(54,000)	(80,000)
Change in valuation allowance	54,000	80,000
Income tax expense	$-	$-

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the Statement of Operations:
	December 31, 2006	December 31, 2005
Tax expense (credit) at statutory rate-federal	(35)%	(35)%
State tax expense net of federal tax	(6)%	(6)%
Changes in valuation allowance	41%	41%
Tax expense at actual rate	0%	0%

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

NOTE 9 - STOCKHOLDERS' EQUITY

The Company’s Certificate of Incorporation authorizes the Board of Directors (the “Board”) to determine the preferences, limitations and relative rights of any class or series of Company preferred stock prior to issuance and each such class or series must be designated with a distinguishing designation prior to issuance. As of February 29, 2008, no shares of the Company’s preferred stock and 397,615,938 shares of the Company’s common stock were issued or outstanding.

On May 1, 2006, the Company sold 200,000,000 shares of its common stock to China IPTV Industry Park Holdings, Ltd, a British Virgin Islands entity for gross proceeds of $600,000.

Effective November 1, 2005, the Company hired its new Chief Executive Officer and signed and employment contract. The Chief Executive Officer received a sign-on bonus of 10,000,000 shares of the Company’s common stock, payable on or before December 31, 2007. The Company valued this share issuance at $15,000 and expensed the full portion of the stock based compensation during the year ended December 31, 2005. The shares of common stock had not been issued as of December 31, 2006 and as such were included as a long term liability on the Company’s balance sheet.

Employee stock compensation plans:

The Company has adopted the 1997 Employee Stock Compensation Plan (the "ESC Plan") and the 1997 Compensatory Stock Option Plan (the "CSO Plan") for its employees, officers, directors and advisors. The Company has reserved a maximum of 1,500,000 shares of common stock to be issued under the ESC Plan and 1,000,000 shares of common stock to be issued upon exercise of options granted under the CSO Plan. No options are outstanding at December 31, 2006 and December 31, 2005, respectively.

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

Basic Earning Per Share Computation	2006	2005

Net loss	$(131,848)	$(195,076)

(Loss) available to common stockholders	$(131,848)	$(195,076)

Basic loss per common share	$(0.00)	$(0.00)

Weighted-average shares used to computer basic loss per share	330,033,520	97,625,071

Diluted Earning Per Share Computation	2006	2005

Net loss	$(131,848)	$(195,076)

(Loss) available to common stockholders	$(131,848)	$(195,076)

Diluted loss per common share	$(0.00)	$(0.00)

Dilutive effect of warrants	Anti-dilutive	Anti-dilutive

Weighted-average shares used to computer diluted loss per share	330,033,520	97,625,071

VIZARIO, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31, 2006	December 31, 2005
Warrants	2,500,000	2,500,000

Total	2,500,000	2,500,000

In 2003, the $203,000 of Series A preferred stock, the promissory note, and accrued dividends, penalties and interest of $60,581 were converted into 215,923 shares of common stock plus a warrant to purchase 1,500,000 shares of common stock at $.001 per share. The warrant that the preferred stockholder previously held for 1,000,000 shares of common stock was modified to reflect an exercise price of $0.001 per share. Both of these warrants are identical in terms and features. The warrants limit the holders to a 9.99% beneficial ownership of the Company's outstanding common stock and were exercisable until April 10, 2007. The warrants to purchase 2,500,000 shares of the Company's common stock at $0.001 per share remained outstanding as of December 31, 2006. However, as of the date of this report, the warrants had expired unexercised. As of the date of this report, the Company had no warrants to purchase common stock outstanding.

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

As of the date of this report, the Company was not aware of any threatened or pending legal proceedings against it.

NOTE 12 - NOTE PAYABLE

An unsecured note payable to Free Productions, Ltd. (“Free Productions”), a company organized in Hong Kong, China, for $5,000 remained outstanding as of December 31, 2006. The funds were advanced to the Company by Free Productions on February 22, 2005 for working capital purposes. Repayment terms are unscheduled.

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

None.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are not aware of any persons who during the year ended December 31, 2006, were directors, officers, or beneficial owners of more than 10 percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act during such fiscal year.

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

A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions was attached as an exhibit to our Annual Report for the fiscal year ended December 31, 2004, filed with the Commission on February 28, 2005.

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

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2006 and 2005 to our President and Chief Executive Officer.

Summary Compensation Table

Name and Principal Position	Year Ended December 31,	Base Salary ($)		Dollar Value of Total Compensation for the Covered Fiscal Year ($)
(a)	(b)	(c)		(d)
Kelly Yang	2006	$30,000		$30,000
President and Chief Executive Officer	2005	$5,000	(1)	$20,000
Stephen Siedow	2005	$0	(2)	$0
Former President and Chief Executive Officer	2004	$0	(2)	$0

(1)	Ms. Yang received $15,000 in stock based compensation in 2005.
(2)	Mr. Siedow was compensated as a contractor on an hourly basis for time spent and for expenses incurred on behalf of the Company.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of no stock options outstanding on December 31, 2006, the last day of our fiscal year, to each of the named executive officers named in the Summary Compensation Table.

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

Potential Payments Upon Termination or Change of Control

None.

DIRECTOR COMPENSATION

No Board of Directors fees were paid to directors in either cash or stock during the year ended December 31, 2006.

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
as a group (1 person)

TOTALS

* less than 1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS , AND DIRECTOR INDEPENDENCE .

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

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

DIRECTOR INDEPENDENCE

As of December 31, 2006, Kelly Yang served as the Company’s sole director. The Company is currently traded on the Pink Sheets. The Pink Sheets does not require that a majority of the board be independent.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

In 2006, we paid $21,500 in auditor fees related to the preparation of our quarterly and annual financial statements.

AUDIT-RELATED FEES

There were no aggregate audit-related fees billed by Chisholm, Bierwolf & Nilson LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2006.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services rendered for the preparation of the Company's tax returns during the year ended December 31, 2006 were $0.

ALL OTHER FEES

There were no other fees billed by Chisholm, Bierwolf, & Nilson LLP for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICY AND PROCEDURES

We do not have a separate Audit Committee. Our full Board performs the functions of an Audit Committee. During fiscal year 2006, the Board adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors. We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Board or the engagement to render the service is entered into pursuant to the Board's pre-approval policies and procedures. On an annual basis, the Board may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months. At the time such pre-approval is granted, the Board must (i) identify the particular pre-approved services in a sufficient level of detail so that management will not be called upon to make judgment as to whether a proposed service fits within the pre-approved services and (ii) establish a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.

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
Date: March 7, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:	/s/ Kelly Yang
Kelly Yang
President, Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer
Date: March 7, 2008